Form 10-K
period 2018-12-31
EUROSPORT ACTIVE WORLD CORP
filed 2019-04-01
CIK 1563298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

Commission file number: 000-56030

EUROSPORT ACTIVE WORLD CORP.

(Exact Name of Registrant as Specified in Its Charter)

Florida	30-0781375
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3250 Mary Street, #303, Miami, Florida 33133

(Address of Principal Executive Offices, including Zip Code)

Tel No.: 305-517-7330

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☑    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $4,930,566

The number of shares outstanding of the registrant’s classes of common stock as of March 28, 2019 was 90,394,683 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The information contained in this Report, including in the documents incorporated by reference into this Report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our Company and management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the offering on the parties’ individual and combined financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date hereof.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes included in this Report.

ii

PART I

ITEM 1. BUSINESS.

Company History

Eurosport Active World Corporation (the “Company”) (formerly Eagle International Holdings Group Inc.) was incorporated under the laws of the State of Florida on August 23, 2000 as a shell entity that was in the market to merge with an operating company.

On March 17, 2008, the Company entered into an Agreement and Plan of Acquisition (the “Merger Agreement”) with Inko Sport America, LLC (“ISA”), a Florida privately-held limited liability company. ISA was a development stage company, incorporated on February 24, 2005. In connection with the closing of the Merger Agreement, ISA merged with and into the Company effective May 7, 2008, with the filing of the Merger Agreement with the Florida Secretary of State.

The Company then adopted ISA’s business plan and changed its name to Eurosport Active World Corp. Further, upon completion of the merger, the prior officers and directors resigned, and the Company’s current officers and directors were elected or appointed to their positions.

This transaction was accounted for as a recapitalization effected by a share exchange, wherein ISA was considered the acquirer for accounting and financial reporting purposes.

The Business

We are an engineering services company formed as an outsourcing green tech platform, seeking to exploit renewable technologies.

In view of the increased world-wide demand for water and energy, our business goals are focused on water generation, water purification, and green energy production (waste to energy). To accomplish this, we set out to establish an outsourcing green tech platform, seeking to provide engineering and technical consultation services to design the most sustainable technological solutions that can provide water and energy, as well as manage the waste in a closed cycle. We also intend to secure all required technical, maintenance, education and training related to the identified technology solutions. To this end the Company has sought the potential collaboration with green tech research and development centers in Europe.

The green tech industry is constantly evolving due to ongoing and increasing water scarcity as well as increased energy need, thereby, we believe, that by designing the most sustainable renewable solutions to these problems it would become an essential component of a rapidly growing industry with many new markets. The green tech industry is complex, because it still requires much promotion and information about its potential. Furthermore, regulations in each country are different and, in many cases, several segments are regulated by both central and local (state, provincial, municipal) governments. EAWC’s approach seeks to assist general business operations with the growth and development of their business, by ensuring the efficient, profitable and sustainable supply/generation of water and energy allowing our potential customers to focus on their business while adopting strategies of sustainability. Using the technology, products, and services licensed or purchased from other technological sources, we believe we will be able to deliver and install a product set that suits the green technology water and/or energy needs of our customers. By using the designed technological solutions and technologies identified and provided by EAWC potential partners, we believe, that our potential clients can be free to focus on performance of their operations as well as with the water and energy consumption or generation regulations within their industry. Our clients may be businesses seeking to upgrade their business processes or governmental entities seeking to apply green technology solutions for the water and energy they supply their constituencies.

We continue to be a development stage company. Our Company presently outsources most of the services for the engineering and technical services as well as for the promotion, selling and distribution of the identified technological solutions. We presently have only two employees: Mr. Hofmeier, our President, Chief Executive Officer, Chairman of the Board and a significant stockholder, and Ms. Velazquez, our Chief Operating Officer, Vice-Chairman and a significant stockholder.

We seek to focus on four main aspects of the water and energy business: generation, supply, commercialization and waste to energy, seeking to assist business owners and/or municipalities to build profitable and sustainable supply/generation of water and energy as required, and selling them the required technology or technical service to enhance their productivity/operability. With its outsourced technical arm and its commission based global network of vendors, the Company expects to create sustainable added value to each project it takes on while generating revenue from the engineering and technical consultancy services and project management, selling of the various identified technologies, royalties from the commercialization of energy and water in certain cases and revenues from the licensed innovated technologies.

Our core technological solutions are center around:

•

Waste to Energy Process Design - a Plasma Gasification based process, self-powered by electricity generated by syngas. The process is based on the dissociation (breaking apart) of the molecular bonds of solid, liquid and gaseous compounds or materials of both hazardous and nonhazardous wastes (feedstock) organic and inorganic. Depends on the type of the operation’s daily input, significant amounts of energy, water and valuable hydrogen gas for sustainable power generation can be generated.

•

Solar Power Water Purification process - a high-volume water purification solution utilizing solar, photovoltaic energy and, when applicable, a mini-windmill or an alternate source of renewable energy. From the sea, lake, river or stagnant, water is passed through several stages of purification and treatment until it is rendered drinkable as per World Health Organization standards. We believe that its innovative design allows its implementation in a challenging geographical location.

•

Atmosphere Water Generator system- powered by a renewable energy solution, the AWG produces pure potable water from the air’s humidity. We believe that the system could produce sufficient quantities even at very dry and hot climate conditions.

We intend to provide customized technology solutions and technical services, based upon client need/preference, which may include any or all of the following:

•	water/energy generation;
•	waste to energy plants;
•	technical assistance;
•	strategic and financial partnering;
•	project management.

The Company also focused on addressing areas of business, which concentrate on new technological and engineering concepts relating to water and energy generation as well as waste to energy development and those related components that assist in advancing the green tech industry. These include:

•	advancement of atmosphere water generators;
•	development of techniques to attain self-sufficient supply of energy;
•	advancement of new ideas on waste to energy implementation;
•	distribution of small, hi-energy cost effective generators;
•	Designing, prototyping and arranging the manufacture of new syngas engine/motors.

Our Business Relationships

Agreements with Swiss Water Tech Research and Development S.A. (“SWATE”)

 Technology Transfer and License Agreement - Effective February 1, 2013, and as amended on June 29, 2015 and January 29, 2016, the Company entered into an exclusive Technology Transfer Agreement and License Agreement (the “Technology Transfer and License Agreement”) for a period of ten years with SWATE, an entity owned and controlled by the Company’s Chief Executive Officer and Chief Operating Officer who are the primary beneficiaries.

Under the terms of the agreement, SWATE:

•	will transfer to the Company the license to manufacture products developed by SWATE;
•	will provide all know-how and technical assistance necessary for the exploitation of their licensed patents and the manufacture of certain products; and
•	will grant the Company the use of certain related trademarks.

As part of the exclusive Technology Transfer and License Agreement, on February 1, 2013, the Company was required to pay a non-refundable initial license fee of $6 million in exchange for the use of newly developed systems, concepts and license of patent and trademark. The Company satisfied the required payment in February 2013 through the issuance of 6 million shares of its common stock.

During 2013 the Company also accrued the minimum annual license fee of approximately $542,000 in accordance with the terms of the agreement, which was settled in the second quarter of 2014. On April 15, 2015, SWATE agreed to waive licenses fees for the years ended December 31, 2014 and 2015. On January 29, 2016, SWATE agreed to waive licenses fees for the years ended 2016 and 2017.

On January 5, 2018, the parties terminated the Technology Transfer and License Agreement. Further, it was agreed that the Company was entitled to manufacture the products only and exclusively for the concept of waste to energy without having to pay any further royalties until February 1, 2023. Effective with the termination of the Technology Transfer and License Agreement, all commercial activities between SWATE and the Company ceased.

Pursuant to the Technology Transfer and License Agreement, the products subject to such agreement include the following: (1) Design of Waste to Energy process assisted by a Plasma Converter system; (2) Design of Solar Power Water Purification system and the (3) Design of Atmosphere Water Generator. The Company is pursuing relationships with other technology sources to supplement its Atmosphere Water Generator Solar and Power Water Purification technologies.

International Service Contract - Effective February 1, 2013, the Company also entered into an International Service Contract with SWATE (the “SWATE Service Contract”). Under this agreement, SWATE will provide operations management, engineering and technical services to the Company. The SWATE Service Contract had a term of five years, and provides for a monthly service fee of $35,000, plus out-of-pocket expenses.

On November 1, 2016, SWATE and the Company executed a Termination of its International Services Contract effective from December 31, 2016. The termination cited default of important obligations, in particular the payment within an agreed period of time and the person responsible for the Service Provider, would no longer be employed. It was further agreed that the outstanding balance at December 31, 2016 of $712,070 would be settled with the issuance of 712,070 EAWC restricted common shares fair valued at $85,448. The excess of $626,622 was accounted for as a capital contribution. EAWC issued the shares on February 2, 2018.

As a result of the above agreements, the Company has a variable implicit interest in SWATE, however it is not its primary beneficiary, does not provide any explicit or implied financial support and therefore does not consolidate SWATE's financial statements in its consolidated financial statements.

Agreements with EAWC Tecnologias Verdes, S.A. (“EAWC-TV”)

Management and administrative services are provided to the Company by EAWC-TV, a Mexican private company, 5% of which is owned by Mr. Hofmeier, our President, Chief Executive Officer, Chairman of the Board and a significant stockholder, pursuant to a Management and Administrative Services Agreement between the Company and EAWC-TV dated January 1, 2017. Mr. Hofmeier does not hold any management or other personnel positions with EAWC-TV.

Pursuant to the Management and Administrative Services Agreement between the Company and EAWC-TV dated January 1, 2017, EAWC-TV agreed to provide the following services to the Company:

•

Financial and Accounting Matters – including maintaining the Company’s general ledger, accounts receivable and accounts payable records, and fixed asset records and provide billing and collection services and causing to be provided to client, payroll services, including assistance with regulatory compliance matters.

•

Insurance Matters – including providing or causing to be provided to the Company, insurance with the coverage, insurers and maximum deductibles as will be requested by the Company via a written notice.

•

IT Services – including certain general information technology services and infrastructure including assistance with installation, and maintenance of telephonic and computer equipment. And use of telephone automatic call distribution networks and systems and email systems and such technical support and maintenance as the Company reasonably requests for the Company and its clients.

•	Web Hosting and Maintenance of Client Web Site –Web hosting and maintenance services for the Company website. In consideration of hosting and maintaining the Company website.

•

Customer Support –provide and perform such services related to technical assistance to the Company’s and user customers and distributors, customer training and any other tasks relating to servicing the Company’s customers and distributors.

•	Supply Chain Management –such services related to the delivery of physical company packages to the Company’s distributors or end-user customers.

•

Development Support –such specific consulting projects and research projects for the Company business development, from time to time, as requested by the Company and upon such terms as may be agreed upon between the Company and EAWC-TV.

•	Other Services Provided –such other services, as shall be requested by the Company and agreed upon between the Company and EAWC-TV, from time to time, at such price and upon such terms as agreed.

The Company agreed to pay EAWC-TV $25,000 per month pursuant to the agreement. The agreement terminates on January 1, 2022, unless extended.

Other Acquisitions

During 2012, the Company agreed to issue an aggregate of 25,300,000 shares of its common stock in connection with its acquisitions of Powermax Energy & Business Solution, Inc. (“Powermax Energy”), Powermax Green Technologies, LLC (“Powermax Green Technologies”), Green Environmental Management LLC (“GEM”); Swiss Green Solutions, Srl (“Swiss Green Solutions”) and International Supply & Support-African Sunlight-Solstrom (“African Sunlight”). The latter entities were inactive and except for “African Sunlight” were acquired from Mr. Hofmeier, our President, Chief Executive Officer, Chairman of the Board and a significant stockholder, and/or Ms. Velazquez, our Chief Operating Officer, Vice-Chairman and a significant stockholder. The equity interests issued were recorded at an amount equal to the carrying amount of the net assets related to the latter entities. We undertook these acquisitions to secure certain intellectual property rights, technologies and accreditations as further explained below.

During 2013, the Company issued common stock pursuant to its 2012 acquisition of Swiss Green Solutions, a corporation originally organized in Switzerland (“Swiss Green”). The Company acquired 100% of Swiss Green all of which was held by our Ms. Velazquez, our Chief Operating Officer and Vice-Chairman, in exchange for 8,000,000 shares of the Company's common stock valued at par. The Company acquired Swiss Green to secure design patent No. 138,065 for the Solar Power Water Purification System and all related technical designs and materials. The duration of the foregoing patent is 20 years. The acquisition of the patent allows the Company to complete its suite of water equipment technologies using a Swiss water purification concept based on Swiss solar technology.

During 2013, the Company issued common stock pursuant to its 2012 acquisition of African Sunlight, a corporation originally organized in Norway. In connection with this acquisition the Company acquired all of the ownership interest all of which was held by a third party, in African Sunlight in exchange for 50,000 shares of the Company's common stock valued at $1 per share. The Company acquired African Sunlight seeking to secure a vendor accreditation that allows the Company to supply water generation and purification, Energy generation as well as Waste to Energy Technological solutions to the United Nations members.

Powermax Energy was 100% owned by Mr. Hofmeier, the Company’s President, Chief Executive Officer, Chairman of the Board and a significant stockholder. By this acquisition we secured the licensee rights for the core technologies for water and energy products from the patent owners of the technologies, AQUA SOCIETY GmbH, Germany. With the license, EAWC has the right to sell, manufacture and develop the core technologies of water and energy equipment for ninety-nine years across the world. In certain countries and regions like Mexico, Latin America and the United Sates, EAWC was granted exclusive rights by Powermax Energy.

EAWC attained 100% ownership of Green Environmental Management (GEM) a Texas entity by purchasing the remaining 50% we did not own from Irma Velazquez, our COO for 9 million shares of our common stock. As a result, EAWC has acquired certain trade secrets with regard to process and commercialization methods and agreements for access to several Swiss and US Universities for environmental studies and support, which we believe can serve to enhance our know-how of green tech solutions.

The above described acquisitions gave EAWC the necessary tools to be a green tech company with an international outlook. As a result of these acquisitions EAWC has the ability to sell and distribute its technical and engineering services as well as our potential partner’s technologies around the world.

Our Vision

The mission of EAWC is to provide sustainable water production design and already commercialized systems as well as energy design and systems based on high efficiency and renewable sources, and also smart grid and storage solutions. Through a combination of the best design and configuration of AquaTech, EnergyTech and waste management assisted solutions and technologies, we believe that it is possible to create a completely self-sufficient energy generation and water production system, which can be used at the same time to meet the potable water requirements as well as the electrical energy needs of businesses, communities and entire States, like California in USA and or Cape Town in South Africa.

EAWC seeks to promote green technology solutions through based-commissioned distributers and agents worldwide. EAWC anticipates using Made in Germany Green Tech, Swiss and US technologies such as: atmosphere water generators (AWGs), CO2-free energy production (steam energy generators), plasma-assisted gasification and sterilizations systems, solar-powered water purification systems, as well as those in solar and wind energy solutions which we may, when our financial condition permits, further develop ourselves.

Today we believe we have potential technology partners, technology transfer agreements and technology representation agreements in place relating to aspects of renewable energy and water supply and we believe one of our key unique selling features and capabilities is this relationship. We believe that one of our key unique selling features and capabilities is the combination of the different disciplines of water, energy and waste management.

Revenue would be generated by the sales of Engineering and Technical Consultancy Services, sales of various identified technologies, royalties from the sales of energy and/or water in certain projects.

The departments of our Company are to be broken down as follows:

The technological solutions offered by our Company are the following:

Atmosphere Water Generators (AWGs) & Aqua Mission Systems

AWGs produce pure potable water from the air´s humidity. The system produces sufficient quantities of potable water even in very dry and hot climate conditions. AWG plants can be scaled to almost any size, community and/or population. Presently, Atmosphere Water Generators are largely used in Asia and African countries. The main producers for AWGs, which are based on dehumidifying, come from China. Almost every US based AWG brand is supplied by manufacturers in China. EAWC plans to use 80 year proven German technology for condensate water from the air based on A/C technology. We believe that this concept allows a higher performance and larger quantity of water because of the use of high amounts of air. Our previous affiliate, SWATE, developed particularly for the California market the OCTAGON AWG system. This system is based on the German patent for AWG Tech from AQUA SOCIETY GmbH, Germany. EAWC has the rights for ninety-nine years to use this German technology under patent number 2009/140944. The OCTAGON model line is different in size from the standard AM water generator line. The OCTAGON is energy self-sufficient and we believe can condense unlimited amounts of water out of the atmosphere. SWATE allowed EAWC the use of this development, which we believe can be used in many other countries around the world that deal with issues of water scarcity. EAWC plans to introduce the OCTAGON to the UN in the last fiscal quarter of 2018, with the hopes of supplying it to large refugee camps around the world in need of fresh water.

The AWGs work by first inhaling large volumes of air, then cooling the air down to the dew point, and finally collecting, filtering and mineralizing the resulting condensed water. Through this process, pure drinking water is created that meets the quality standards of the World Health Organization (WHO). In regions with high temperatures and high humidity levels, a single machine can generate up to 50,000 liters or 15,000 gallons of water per day. The OCTAGON line starts at 150,000 gallons and can expand the water supply to ONE acre-feet/day, which we believe, in effect, is essentially the ability to produce an unlimited supply of water.

Solar Power Water Purification Systems

EAWC Technologies seeks to respond to the growing need of drinking water and proposes a water purification solution utilizing solar, photovoltaic energy and, when applicable, a mini- windmill or an alternate source of renewable energy. We believe that the design of the system is ready to be built and delivered on demand.

Seawater, lake water, river water or stagnant water is passed through several stages of purification and treatment until it is rendered drinkable as per World Health Organization standards. In the case of sea or stagnant water, we recommend a treatment via reverse osmosis membranes, which permits the retention of dissolved solids and results in obtaining water of drinking quality. If the water being treated emanates from lakes or rivers, we recommend treatment via an ultrafiltration membrane which functions by retaining suspended materials such as colloids, viruses and bacteria. The systems proposed by EAWC Technologies are containerized and we believe contain all equipment necessary to function in a perfectly autonomous fashion, notably due to a system of automatic cleansing, which can be accessed from a distance via satellite or Internet. Moreover, the machines also use available, renewable energy sources such as solar or wind. The system has been tested in the field by SWATE and certified, by SWATE as ready to be deployed on demand.

Steam Energy Generators

In a world where the goal of zero carbon factories, cities and economies is a priority for individuals, corporations and governments, we believe that the Energy Module offers zero carbon power generation in a simple, economical and reliable system.

The waste heat given off in industrial processes in the low-temperature range (up to 100°C) constitutes an energy potential in all industrialized countries that is substantially untapped. EAWC offers what we believe to be a novel process for generating electric current from low-temperature heat, thereby capturing the potential from this lost heat, which is produced in many industrial processes, to be used to produce electricity. In addition to its potential using wasted heat, the process can also utilize heat from other sources for the generation of electricity, including solar energy, geothermal heat, or technically conditioned waste heat flows from power stations and combined heat and power plants. Through the specific utilization of low-temperature heat for the generation of electricity, we believe that a major worldwide contribution can be made in reducing the consumption of fossil energy resources and cutting CO2 emissions. The system is patented and owned by Aqua Society GmbH, Germany. EAWC has the rights, worldwide, to sell this technology which has been utilized in installations in Austria and Switzerland.

Plasma Converter System (PCS)

We believe that one of the primary strengths and capabilities of the Company is the synergistic combination of the complementary disciplines of water, energy and waste management. EAWC seeks to offer a closed-loop elemental recycling system that we believe safely destroys waste and produces commodity products, including water, energy, syngas, fertilizers, CO2 certificates (CO2 certificates represent the amount of emissions that are compensated for), and the real and closed cycle of waste management. We believe that the EAWC waste to energy system can achieve this without producing harmful, noxious or dangerous by-products, effluents or emissions. The materials fed into the process are actual feed stocks, such as household waste and solid sewage waste.

The PCS is a gas converter that ionizes gas, which becomes an effective electrical conductor and produces a lightning-like arc of electricity that is the source of intense energy transferred to the waste material as radiant energy. The arc in the plasma plume within the vessel can be as high as 30,000°F or 16,650°C.

The PCS is an electrochemical system powered by electricity that causes the dissociation (breaking apart) of the molecular bonds of solid, liquid and gaseous compounds or materials of both hazardous and nonhazardous wastes (feedstock) both organic and inorganic. Within the PCS, the molecules of the waste material are separated into their elemental components (atoms), and then reformed into recoverable nonhazardous commodity products—water, electricity, syngas, fertilizers, CO2 certificates, and closed cycle of waste management—ready for commercial use.

The PCS does not involve a burning operation within an incinerator. The PCS ignites ionized gas from electric spark like in a neon light bulb. Patented for the first time in 1804 in Germany, the gasification system was widely used in Europe until the mid-1940s. The Syngas produced out of the organic/carbon base material can be used to power an internal combustion engine or a turbine to run an electrical generator. Today, over 400 gasification plants to process wastes are in use, mostly in Europe. The gas is used to produce electricity or clean fuel.

The PCS is computer controlled and easy to use. We believe that it operates safely and at normal atmospheric pressure by quietly generating sustainable power. We believe that significant valuable resources can be created from the use of the PCS. For example, 1,000 tons-per-day of urban and industrial waste of all kinds that is processed by a typical large municipality can be converted safely and emission-free into syngas. The operation’s daily output of syngas can be used to produce millions of cubic feet of valuable hydrogen gas. In a typical 1,000 tons-per-day operation, we believe that the PCS, with a 7.8-ton capacity, could theoretically pay for itself in well under two years. Landfill usage “tipping fees” run from an average $35 to over $100 per ton in high population areas. Tipping fees are charges levied upon a given quantity of waste received at a waste processing facility. In the case of a landfill it is generally levied to offset the cost of opening, maintaining and eventually closing the site. It may also include any landfill tax which is applicable in the region. These costs, along with hauling fees, could be reduced by up to $75 per-ton/per-day by plasma-converting the waste and selling the electric, water, gas, and solid by-products, identified above instead of paying the applicable tipping fees.

Plasma Assisted Sterilization Process

The Plasma Arc Flow™ is a patented technology that converts most liquid waste into a clean fuel called syngas. It works by moving the target liquid waste through a submerged electric arc between two electrodes. The arc decomposes the liquid molecules into atoms and forms a plasma around the tips of the electrodes. At about 10,000°F / 5,500°C the plasma arc flow moves the plasma away from the electrodes and controls the formation of syngas that rises to the surface for collection. This technology is intended solely to sterilize target liquid wastes such as sewage, agricultural wastes or any effluent where eliminating bacteriological activity is beneficial to convert the waste liquid into a fertilizer and/or irrigation water. These outputs from processing toxic liquid are completely sterilized. EAWC has the sole rights granted to sell the technology in Mexico. The process results in production of syngas which can be used to produce electricity either through direct combustion of the syngas or through use of the syngas as a fuel for steam generation technology; the residue in either case is a fertilizer.

Worldwide Business Relationships

EAWC has commission-based agents and distributors strategically placed around the world. The Company has sales agents in Germany, Mexico and Miami. The Company also has dealers located in Las Vegas, Nevada, India, Pakistan, Canada, Australia, Colombia, Nepal and Kenya. In total, we work with 34 commission-based agents and distributors to promote and sell EAWC’s technology solutions. Their compensation is commission-based.

We believe that this worldwide presence through our agents and distributors will provide us access the most important markets in need of energy, fresh water and waste to energy solutions.

Competition

The atmospheric water generator and water purification and bottled water industries are highly competitive. Competition is intense and is expected to increase. This market is characterized by technological innovation and change. We plan to compete by providing products and services that are valued by our customers such as sales relationships, product innovations, and responses to changing market/business needs.

Our main competitors at this time are Ambient Water Corp., Quest Water Global, Inc. and Westinghouse Plasma Corporation. This market segment includes numerous manufacturers, distributors, marketers, and retailers that actively compete for the business of consumers both in the United States and abroad. In addition, the market is highly sensitive to the introduction of new products and technologies that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon successful introduction and consumer acceptance of new products. We expect that the competition will intensify in the future, since our competitors can and may duplicate similar products or services to those offered by us.

Government Regulation

The manufacturing, processing, testing, packaging, labeling and advertising of the technologies that we sell may be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the U.S. Department of Agriculture, the Environmental Protection Agency, and by the standards provided by the U.S. Department of Health and Human Services and the World Health Organization for drinking water. Our operations may also be regulated by various agencies of the states, localities and foreign countries in which consumers reside. Currently, the technologies we intend to use in our solutions and our services are not subject to any governmental regulation although it is possible that the FDA may choose to regulate the quality of water produced from atmospheric water generating machines.

Since the Company may be subject to a wide range of regulation covering every aspect of our business as mentioned above, we cannot predict the nature of any future U.S. laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the business in the future. Although the regulation of water is less restrictive than that of drugs and food additives, we cannot offer assurance that the current statutory scheme and regulations applicable to water will remain less restrictive. Further, we cannot assure you that, under existing laws and regulations, or if more stringent statutes are enacted, regulations are promulgated, or enforcement policies are adopted, we are or will be in compliance with these existing or new statutes, regulations or enforcement policies without incurring material expenses or adjusting our business strategy. Any laws, regulations, enforcement policies, interpretations or applications applicable to our business could require the reformulation of products, all of which are supplied by third parties, to meet new standards or the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

Employees

As of December 31, 2018, we currently have two full-time employees. Over time, we will be required to hire employees or continue to engage independent contractors in order to execute the projects necessary to grow and develop the business. These decisions will be made by our officers and directors, if and when appropriate. We work with approximately 34 commission-based agents and brokers around the world to promote the Company and sell our technological solutions and services. These agents and brokers are independent contractors with whom we have contractual relationships; they are compensated solely based on commission.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We elected to take advantage of all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, and delay compliance with new or revised accounting standards until those standards are applicable to private companies. We have elected to take advantage of the benefits of this extended transition period.

We will be an emerging growth company until the last day of the first fiscal year following the fifth anniversary of our first common equity offering, although we will lose that status earlier if our annual revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period or if we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES.

Our principal executive office is located at 3250 Mary St., #303, Miami, Florida 33133. Our telephone number is (305) 517-7330. We lease the office on a month-to-month basis for $300 per month. The space is owned by an attorney for the Company.

ITEM 3. LEGAL PROCEEDINGS.

Aquasphere Greentech Solutions Pvt., Ltd filed a complaint against Powermax Green Technologies, LLC and the Company in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida (case number 2014 8179-CA). The plaintiff alleged a breach of a contract for the purchase of an AM65 water generator with a purchase price of $70,000, for which the plaintiff made a deposit totaling $42,000. The plaintiff was seeking a refund of its deposit. The Company argued that the contract at issue required payment in full prior to the release of shipment for the generator. On February 28, 2018, the case was dismissed without prejudice.

As of July 7, 2010, a judgment was entered against the Company from Case No. 09-81555 CA 21 in Miami-Dade County, Florida in the amount of $84,393 in favor of Coco Grove, LLC. The amount bears interest at a rate of 6%. The plaintiff filed suit for a breach of a lease agreement. The Company paid $5,000 toward the judgment in 2013, and there have been no efforts to seek collection of the judgment since such time. The Company intends to resolve this matter when it is in a financial position to make payment on a reduced amount of the judgment.

Nick Norwood filed suit against the Company and Ralph Hofmeier, the Company’s President, Chief Executive Officer, Chairman of the Board and a significant stockholder in Miami-Dade County, FL Circuit Court (Case Number 10-58982 CA 09). In 2013, the parties entered into a Stipulation for Final Judgement pursuant to which the Company and Mr. Hofmeier agreed to pay a total amount (as of that date) of $107,872. The Company intends to resolve this matter when it is in a financial position to make payment on a reduced amount of the judgment. However, Company filed suit against Nick Norwood and David Packard, Miami-Dade County Circuit Court (Case 2018-031011-CA-01 (34). The Company is suing in the counts of Civil Theft, Conversion, Conspiracy and Injunctive Relief.

Except as set forth above, we are not currently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Pink Market maintained by OTC Markets Group, Inc. under the symbol “EAWD”. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell the securities of our Company.

On March 18, 2019, the closing price of our common stock was $1.70 per share as reported on the OTC Pink Marketplace.

The following table sets forth for the respective periods indicated the prices of our common stock in this market as reported and summarized by the OTC Markets. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	HIGH	LOW
Fiscal Year 2018:
First Quarter	$0.17	$0.08
Second Quarter	$0.21	$0.10
Third Quarter	$1.00	$0.10
Fourth Quarter	$0.58	$0.35

Fiscal Year 2017:
First Quarter	$0.40	$0.15
Second Quarter	$0.29	$0.24
Third Quarter	$0.29	$0.15
Fourth Quarter	$0.23	$0.08

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, shareholders may have difficulty selling our securities.

Holders

As of December 31, 2018, we had 610 record holders of our common stock, holding 87,913,933 shares of common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of bank, brokers and other nominees.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our Board and depends upon our earnings, if any, our capital requirements and financial position, and general economic conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Securities authorized for issuance under equity compensation plans

On January 2, 2012, the Company’s Board of Directors approved the creation of the 2012 Non-Qualified Stock Option Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of incentive stock options to designated employees, certain key advisors and non-employees’ members of the Board of Directors with the opportunity to receive grant awards to acquire, in the aggregate, up to 5,000,000 shares of the Company’s common stock.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introductory Statement

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2018 and 2017 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Note 2 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Risks and Uncertainties – The Company’s business could be impacted by price pressure on its product manufacturing, acceptance of its products in the market place, new competitors, changes in federal and/or state legislation and other factors and new technology. If the Company is unsuccessful in securing adequate liquidity, its plans may be curtailed. Adverse changes in these areas could negatively impact the Company’s financial position, results of operations and cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of Eurosport Active World Corp. and its wholly-owned subsidiaries Powermax Energy, Powermax Green Technologies, GEM, Swiss Green Solutions and African Sunlight. All significant inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. Estimates which are particularly significant to the consolidated financial statements include estimates relating to the determination of impairment of assets, assessment of going concern, the useful life of property and equipment, the determination of the fair value of stock-based compensation, and the recoverability of deferred income tax assets.

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by ASC 740, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of the valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

ASC 740 provides interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In the unlikely event that an uncertain tax position exists in which the Corporation could incur income taxes, the Corporation would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Corporation determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable.

As of December 31, 2018 and 2017, the Corporation does not believe any uncertain tax positions exist that would result in the Corporation having a liability to the taxing authorities. The Corporation’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the consolidated statement of operations. The Corporation’s tax returns for the years ended 2012 through 2017 are subject to examination by the federal and state tax authorities. The Corporation’s tax returns for the tax year ended 2018 has not been filed.

We record our provision for income taxes in our statements of operations by estimating our taxes in each of the jurisdictions in which we operate. We estimate our actual current tax exposure together with assessing temporary differences arising from differing treatment of items recognized for financial reporting versus tax return purposes. These differences result in deferred tax assets, which are included in our balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our statements of operations become deductible expenses under applicable income tax laws, or loss or credit carry forwards are utilized. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amount expected to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. As of December 31, 2018, we had recorded a full valuation allowance on our U.S. net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Stock-Based Payments

The Corporation accounts for transactions in which services are received in exchange for stock based on the fair value of such services received from non-employees, in accordance with ASC 505-50 “Equity Based Payments to Non-employees.”

The Corporation follows ASC 718, “Compensation – Stock Compensation”, in accounting for its stock-based payments. This standard states that compensation cost or the value of stock issued for services is measured at the grant date based on the value of the stock granted and is recognized over the vesting or service period.

Related Party Transactions

A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. A related party is generally defined as:

(i)	any person that holds 10% or more of the Company’s securities including such person’s immediate families,
(ii)	the Company’s management,
(iii)	someone that directly or indirectly controls, is controlled by or is under common control with the Company, or
(iv)	anyone who can significantly influence the financial and operating decisions of the Company.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Corporation’s future consolidated financial statements. The following are a summary of recent accounting developments.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and compatibility among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specific scope exceptions. The guidance in this update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU No. 2016-02 will have no material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2019 on a prospective basis, and earlier adoption is permitted. We do not expect the standard to have a material impact on our financial statements.

In September 2017, the FASB issued ASU No. 2017-13, Revenue from Contracts with Customers which amended FASB Accounting Standards Codification® (ASC) by creating Topic 606, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

The FASB also issued the following amendments to ASU No. 2014-09 to provide clarification on the guidance:

•	ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date
•	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent (Reporting Revenue Gross vs. Net)
•	ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing
•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients

The adoption of Topic 606 is required for public entities for reporting periods beginning after December 15, 2017. The Company has adopted the provisions of this ASU for its fiscal year beginning January 1, 2018. The adoption of ASU 2014-09 did not have an impact on the Company.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

Comparison of the fiscal years ended December 31, 2018 and December 31, 2017

Revenue

For the fiscal years 2018 and 2017, we generated no revenue.

General and Administrative Expense

General and administrative expense increased by $65,692 or 8.1% to $873,189 for the year ended December 31, 2018 from $807,497 for the year ended December 31, 2017. The following discussion provides further explanation of the change in each item.

There was $85,951 in increased legal and accounting professional fees as a result of financial audits and document preparation for the offering and registration, which were partially offset by a $20,259 in combined decreases from the following items:

•	$4,000 for management fees to affiliates as a result of a small adjustment in monthly fees in 2018;
•	$7,762 for travel and entertainment a result of focusing resources on financing and offering activities rather than product commercialization;
•	$3,201 for advertising and marketing also a result of focusing resources on financing and offering activities; and
•	$5,296 for other general and administrative expenses.

Other Income

Other Income increased by $42,160 to $71,744 for the year ended December 31, 2018 from $29,584 for the year ended December 31, 2017 primarily due to the following:

•	$35,900 decrease from one-time gain resulting from the cancellation and forfeiture of a distribution agreement in 2017;
•	$42,000 increase from one-time gain resulting from the recovery of reserves provided on a lawsuit dismissed in 2018;
•	$39,148 increase from one-time gain resulting from the recovery of prior reserves in 2018;
•	$2,338 increase in net interest and other expense.

Net Loss

Net Loss increased by $23,532 to $801,445 for the year ended December 31, 2018 from $777,913 for the year ended December 31, 2017. This increase was attributable to the increase in general and administrative expenses partially offset by other income, as discussed above.

Liquidity and Capital Resources

We had cash of $0 and a working capital deficit of $3,740,528 at December 31, 2018. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties discussed more fully below.

We have sustained operating losses since our inception. At December 31, 2018, we had an accumulated deficit of $11,016,304. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining project contracts, among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

We also satisfied our cash and working capital requirements in 2018 and 2017, primarily through Company expenses paid by an affiliate EAWC-TV and the issuance of convertible debentures. During 2018, the expenses paid on behalf of the Company totaled $170,483 by an affiliate EAWC-TV. During the years ended December 2018 and 2017, the Company issued $20,000 and $478,325 respectively, in convertible debentures. The holders of the instrument have the option to convert these convertible debentures into common stocks at conversion prices ranging from $1.00 to $0.10. On March 27, 2019 holders of two convertible debentures exercised their conversion options on convertible debentures amounting to $265,825 in exchange for 2,280,750 shares of common stock.

The above debentures were determined to be solely debt without equity portion as the Company has determined that these conversion options are not beneficial. As such, these convertible debentures have no equity portion and are presented as loans payable in the financial statements. The transaction price for these loans payable reflects the fair value of the instruments issued.

Comparison of Cash Flows for the Year Ended December 31, 2018 and December 31, 2017

Cash Flows from Operating Activities

We used $20,000 of cash used in our operating activities in 2018 compared to $558,396 used in 2017.  The decrease of $538,396 is due to $45,248 of increase in non-cash reconciliations to net loss and $607,176 increase in operating liabilities in the current period compared to the same period one year ago.

Cash Flows from Investing Activities

We received $0 and $80,022 in cash provided by our investing activities in 2018 compared to $80,022 provided in 2017.  The decrease of $80,022 is due to no investing activities in the current period compared to the same period one year ago.

Cash Flows from Financing Activities

We received $20,000 and $478,325 in cash from financing activities in 2018 and 2017, respectively.  The decrease of $458,325 is due to the decrease in financing though convertible debentures in the current period compared to the same period one year ago.

Financial Position

Total Assets – The Company did not have any assets in both fiscal years end December 31, 2018 and 2017.

Material Commitments

Technology Transfer and License Agreement with SWATE

Effective February 1, 2013, the Company entered into a ten-year Technology Transfer and License Agreement with SWATE. In accordance with the Technology Transfer and License Agreement, if the company generates revenue as a result of the products and licenses related to the agreement, the company is to pay SWATE an annual fee stipulated in the agreement plus 5% of revenue generated. If revenue is not generated, future minimum royalty fees are as follows: during the first year: $542,000; during the second year: $1,000,000; and during the third and succeeding years: $2,000,000. On April 15, 2015, SWATE agreed to waive licenses fees for 2014 and 2015, and on January 29, 2016 SWATE agreed to waive license fees for 2016 and 2017.

On January 5, 2018, SWATE and the Company executed a Termination of the exclusive Technology Transfer and License Agreement effective from January 6, 2018. The termination cited default of some obligations acquired such as the absence of the Company’s generation of revenue as a result of the Agreement, the potential manufacturing and change on the constitution and ownership of SWATE which could affect significantly the expected results of the agreement. SWATE confirmed that no open balance exists at this time, confirming the waiving of due royalties for the Years 2016 and 2017. SWATE confirms that the company shall be entitled to manufacture the designed products only and exclusively for the concept of Waste to Energy on the configured standards, without having to pay any further royalties until February 1st, 2023. Nevertheless, it shall refrain from revealing any document or information of intellectual property provided by SWATE (the Licensor) that is less than 10 years old. Effective with the termination of the Technology Transfer and License Agreement, all commercial activities between SWATE and the Company ceased.

Employment Agreements

The Company entered into employment agreements with Mr. Hofmeier, its President, Chief Executive Officer and Chairman of the Board, and Ms. Velazquez, its Chief Operating Officer and Vice-Chairman (together, the “Employment Agreements”), effective January 1, 2012. Under the Employment Agreements, the company agreed to pay each of Mr. Hofmeier and Ms. Velazquez an annual base salary of $125,000 during the first year and $150,000 during the second year and forward. Any increase to the annual base salary after the second year is subject to approval by the company’s Board of Directors. Each Employment Agreement has an initial term of ten (10) years and is automatically renewed for successive one-year terms unless either party delivers timely notice of its intention not to renew.

Off Balance Sheet Arrangements

None.

Related Party Transactions

Due to officers

Amounts due to officers as of December 31, 2018 and 2017 are:

	2018	2017
Ralph Hofmeier:
Unsecured advances due to officer	$17,678	$17,678
Accrued salaries	1,025,000	875,000
Total due to Ralph Hofmeier	1,042,678	892,678
Irma Velazquez:
Unsecured advances due to officer	38,490	38,490
Accrued salaries	913,000	763,000
Total due to Irma Velazquez	951,490	801,490
	$1,994,168	$1,694,168

Unsecured advances due to officers represent unreimbursed company expenses paid by the officers on behalf of the Company. These net advances are non-interest bearing and are due on demand.

Accrued salaries represent amounts accrued in accordance with the employment agreements for Mr. Hofmeier, the company’s President, Chief Executive Officer and Chairman of the Board, and Ms. Velazquez, the Company’s Chief Operating Officer and Vice-Chairman. Each of Mr. Hofmeier and Ms. Velazquez is also a significant stockholder.

Due to affiliate

Due to affiliate is comprised of the following as of December 31, 2018 and 2017:

	2018	2017
Swiss Water Tech Research and Development, S.A.:(SWATE)
Royalty fees under Technology Transfer and License Agreement	$—	$—
International Service Contract fees (1)	—	712,070
	$—	$712,070

———————

(1)	We have described above at “Our Business Relationships” our relationships with SWATE, which were terminated by agreement on December 31, 2016.

The outstanding balance was settled with the issuance of 712,070 restricted common shares of the Company. EAWC issued 712,070 shares on February 2, 2018, which were fair valued at $85,448.  The difference of $626,622 was accounted for as a capital contribution from a related party.  Effective with the termination of the Technology Transfer and License Agreement on January 5, 2018, all commercial activities between SWATE and the Company ceased.

Due to/from affiliate

In August 2014, the Company began advancing funds to its affiliate EAWC Tecnologias Verdes, S.A. (“EAWC-TV”). EAWC-TV is the exclusive distributor of EAWC for Mexico and Latin America and as their relationship matured, it became a provider of professional administration services to EAWC. As of December 31, 2015, the Company had advanced $151,715 and during the year ended December 31, 2016, the Company advanced an additional $71,616 bringing the total funds advanced to its affiliate at December 31, 2016 to $223,331. During 2017, EAWC-TV operations began to stabilize and effective January 2017 the Company engaged EAWC-TV to provide its management services, including disbursement processing for $25,000 per month totaling $300,000 annually. During 2017, EAWC-TV processed $461,925 of cash proceeds received from EAWC convertible notes and disbursed $237,947 on behalf of EAWC for EAWC operational expenses. This fundamental change in their business relationship resulted in EAWC-TV repaying the funds advanced by EAWC, flipping the relationship in April 2018 where EACW-TV was advancing funds to EAWC. The total due from EAWC-TV at December 31, 2017 was $155,790 but during the year ending December 31, 2018, EAWC-TV provided $300,000 of services plus $3,620 net in interest and remitted $170,483 to vendors in satisfaction of EAWC obligations. EAWC also remitted $20,000 to EAWC-TV. In 2018, EAWC-TV has reduced its obligation to the Company from $155,790 (due from EAWC-TV) at December 31, 2017 to $298,313 (due to EAWC-TV) at December 31, 2018.

Going Concern Qualification

We have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our Independent Registered Public Accounting Firm has included a "Going Concern Qualification" in their report for the fiscal years ended December 31, 2018 and 2017. In addition, we have negative working capital. The foregoing raises substantial doubt about our ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The requirements of this Item can be found beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 12, 2017, the Company engaged MNP, LLP as its registered public accounting firm. On December 7, 2017 MNP, LLC terminated its relationship with the Company as its registered public accounting firm. MNP, LLP served as the Company’s registered public accounting firm from June 12, 2017 to December 7, 2017.

During such time, there were (1) no disagreements with MNP, LLC on any matter of GAAP or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MNP, LLC would have caused MNP, LLC to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

However, MNP, LLC failed to finish the requested audit for the Company despite the fact that the Company made payments for same. The Company has since filed suit against MNP, LLP, alleging Breach of Contract and Professional Negligence.

On March 23, 2018 the Company engaged MaloneBailey as its independent registered public accounting firm. During the company’s two most recent fiscal years, neither the company nor anyone acting on its behalf consulted Malone Bailey regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Other than the foregoing, there have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and that such information is accumulated and communicated to management, including the CEO, in a manner to allow timely decisions regarding required disclosures.

In connection with the preparation of this Form 10–K, our management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. In addition, because of changes in conditions, the effectiveness of internal control may vary over time.

As of December 31, 2018, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO) and identified material weaknesses. Due to financial constraints, we have not fully implemented a remediation plan. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees.

The specific material weaknesses that management identified in our internal controls as of December 31, 2018 are as follows:

•	Inadequate segregation of duties,
•	Limited level of multiple reviews among those tasked with preparing the financial statements,
•	Lack of a formal internal control environment.

We consider an incomplete governing board and transactions running through our executives as a failure of our internal control system. To remediate we will require the time and funds to secure additional qualified personnel and the funds to proper support services to facilitate their functions.

The Company is a non-accelerated filer and is not subject to Section 404(b) of the Sarbanes Oxley Act. Accordingly, this Annual Report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, since the rules for smaller reporting companies provide for this exemption.

Plans for Remediation of Material Weaknesses

We intend to implement changes to strengthen our internal controls in addition to the enhanced controls discussed above. We are in the process of implementing a remediation plan for the identified material weaknesses and we expect that work on the plan will continue throughout 2019, as financial resources permit. Specifically, to address the material weaknesses arising from insufficient accounting personnel, the Company plans to hire a full-time Chief Financial Officer, whom will be on-site. The Company is currently formalizing its policies and procedures in writing and to improve the integration of its financial consolidation and reporting system into non accounting departments. Where appropriate, the Company is receiving advice and assistance from third-party experts as it implements and refines its remediation plan.

Additional measures may be necessary, and the measures we expect to take to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that such material weakness or other material weaknesses would not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses or significant deficiencies may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended December 31, 2018, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Age	Principal Positions with Us
Mr. Ralph Hofmeier	57	President, Chief Executive Officer and Chairman of the Board of Directors
Ms. Irma Velazquez	52	Chief Operating Officer and Vice-Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of our directors and executive officers for the past five years.

Mr. Ralph Hofmeier has a mechanical engineering background. During the past five years, he has worked in companies such as Powermax Energy & Business Solutions Inc., where from 2003 to 2008 he served as President. Since the merger of that company with EAWC, from 2008 to the present he has served as President, Chief Executive Officer and Chairman of the Board of EAWC. Mr. Hofmeier speaks German and English.

Over the last 20 years, Mr. Hofmeier has established and developed several multinational companies in green tech distribution and commercialization, such as Powermax LLC, Powermax Inc and Powermax GmbH. With a solid track record of investment and financial joint ventures and his prior multicultural experience throughout the European and American markets, we believe that Mr. Hofmeier brings our Board and our company a clear vision of business development, investor relations and joint ventures.

Ms. Irma Velazquez brings to the Company her certified expertise of sustainable development and emerging technologies, along with her extensive experience and managerial skills on large-scale project management. Ms. Velazquez worked from 1997 to 2010 in the United Nations Agencies such as World Health Organization, Farmaciens Sans Frontieres, Red Cross and Crescent Societies (IFRC) where she served in the positions of Information Technology Manager, Sustainable Development Manager and Programme Manager for, leading the strategic development and execution of corporate vision for operations, communications, and marketing. From 2010 to 2012 she worked for the International Federation of the Red Cross and Crescent Societies (IFRC) as a Disaster & Crisis Management Coordinator, where she demonstrated the ability to govern complex programs and organizations, which drove development and implementation of business plans, operational structures, processes, and procedures. From 2012 to the present, Ms. Velazquez has acted as Chief Operations Officer and Vice-Chairman of EAWC. The Board believes that Ms. Velazquez is a valuable director in light of her extensive employment history as described above, and her solid track record of driving improvements in finance, operations, and human resources processes, resulting in greater efficiency and cost control. Ms. Velazquez has a Master in Sciences from the Erasmus University of Rotterdam and has experience in diplomatic negotiations and proven experience on building positive relationships with government entities, agencies, and partners. Ms. Velazquez speaks French, English and Spanish.

Family Relationships

Mr. Hofmeier and Ms. Velazquez are married.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or officers, during the past ten years has:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which the person was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, the person's involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or been associated with persons engaged in any such activity;

•

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussions in this Report, none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Committees and Corporate Governance

Our board of directors has no separate committees and our board of directors acts as the audit committee and the compensation committee. The functions of those committees are being undertaken by our Board. Because we do not have any independent directors, our Board believes that the establishment of committees of our Board would not provide any benefits to our Company and could be considered more form than substance. We do not have yet, an audit committee financial expert serving on our board of directors.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at 3250 Mary St., Miami, Florida 33133, Attention: Corporate Secretary, or by facsimile (305) 443-6624 or email to hofmeierr@eawctechnologies.com.

Shareholders who would like their submission directed to a member of the board may so specify, and the communication will be forwarded, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation earned by our President and Chief Executive Officer and our Chief Operating Officer, and our only officers, for the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Ralph Hofmeier (1)	2018	150,000	—	150,000
President and Chief Executive Officer	2017	150,000	—	150,000

Irma Velazquez (2) (3)	2018	150,000	—	150,000
Chief Operating Officer	2017	150,000	—	150,000

———————

(1)	Pursuant to an employment agreement dated January 1, 2012. Accrued but not paid.
(2)	Pursuant to an employment agreement dated January 1, 2012. Accrued but not paid.

Outstanding Equity Awards at Fiscal Year-End Table

The named executive officers had no outstanding equity awards at December 31, 2018 and 2017.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The board of directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

The company entered into employment agreements with Mr. Hofmeier, its President and Chief Executive Officer, and Ms. Velazquez, its Chief Operating Officer (collectively the “Employment Agreements”), effective January 1, 2012. Mr. Hofmeier and Ms. Velazquez also serve as the Company’s only directors, and each is a significant stockholder of the Company. Under the Employment Agreements, the company agreed to pay each of Mr. Hofmeier and Ms. Velazquez an annual base salary of $125,000 during the first year and $150,000 during the second year and forward. Any increase to the annual base salary after the second year is subject to approval by the company’s Board of Directors. Each Employment Agreement has an initial term of ten (10) years and is automatically renewed for successive one-year terms unless either party delivers timely notice of its intention not to renew.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our voting stock beneficially owned, as of March 28, 2019, by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, and (iv) all executive officers and directors as a group:

	Common Stock (1)
Name and Address of Beneficial Owner	No. of Shares	% of Class
Directors and Officers
Mr. Ralph Hofmeier (2) (3) 3250 Mary Street, #303, Miami, FL 33133	28,493,292	30.02%
Ms. Irma Velazquez (2) (3) 3250 Mary Street, #303, Miami, FL 33133	28,493,293	30.02%
All officers and directors as a group (two persons)	56,986,585	60.04%
5% Security Holders:
Swiss Water Tech Research & Development(3)
3250 Mary Street, #303, Miami, FL, 33133 (“SWATE”)	0	0.00%
Viridiana Lherisson	5,084,468	5.36%
Andrea Hofmeier (2)	8,000,000	8.43%

———————

(1)

Applicable percentages are based on 94,901,283 - shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)

Ralph Hofmeier is the record holder of 28,493,292 shares of common stock. Irma Velazquez, the wife of Ralph Hofmeier is the record holder of 28,493,293 shares of common stock, over which both Mr. Hofmeier and Ms. Velazquez have joint voting and dispositive power. Andrea Hofmeier, the divorced wife (2012) of Ralph Hofmeier, is the record holder of 8,000,000 shares of common stock.

(3)

Ralph Hofmeier and Irma Velazquez each vote 50% of the Company common shares held by SWATE, of 6,274,515 common shares.  In Q1 of 2019, SWATE transferred 3,137,257 and 3,137,258 of the Company common shares it held to Ralph Hofmeier and Irma Velazquez, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Due to officers

Amounts due to officers as of December 31, 2018 and 2017 are comprised of the following:

	2018	2017
Ralph Hofmeier:
Unsecured advances due to officer	$17,678	$17,678
Accrued salaries	1,025,000	875,000
Total due to Ralph Hofmeier	1,042,678	892,678
Irma Velazquez:
Unsecured advances due to officer	38,490	38,490
Accrued salaries	913,000	763,000
Total due to Irma Velazquez	951,490	801,490
	$1,994,168	$1,694,168

Unsecured advances due to officers represent unreimbursed company expenses paid by the officers on behalf of the company. During the year ended December 31, 2018, the company accrued salaries of $150,000 each for Ralph Hofmeier and Irma Velazquez. During the year ended December 31, 2017, the company accrued salaries of $150,000 each for Ralph Hofmeier and Irma Velazquez. Irma Velazquez also received a $112,000 payment against her accrued salary. In addition, the company repaid Irma Velazquez $100 and recorded charges of $17 for advances due to officer. These net advances are non-interest bearing and are due on demand.

Accrued salaries represent amounts accrued in accordance with the employment agreements for the company’s President and Chief Executive Officer, and Chief Operating Officer (See "Note 8").

In addition to the direct unsecured advances and accrued salaries due to officers, the company’s officers are also the primary beneficiaries of transactions due to and from affiliates as discussed further below.

Due to affiliate

Due to affiliate is comprised of the following as of December 31, 2018 and December 31, 2017:

	2018	2017
Swiss Water Tech Research and Development, S.A. (SWATE)
Royalty fees under Technology Transfer and License Agreement	$—	$—
International Service Contract fees [1]	—	712,070
	$—	$712,070

———————

1

Paid by issuance of 712,070 shares of the Company’s common stock on February 2, 2018, which were fair valued at $85,448. The difference of $626,622 was accounted for as a capital contribution from a related party. Effective with the termination of the Technology Transfer and License Agreement, all commercial activities between SWATE and the Company ceased.

During 2018 and 2017, the company advanced funds of $0 and $461,925 respectively, to its then affiliate, EAWC Tecnologias Verdes SA de CV. These amounts are being offset by the technical services provided by Tecnologias Verdes since January 1, 2017 at the rate of $25,000 per month for administration services and for EAWC Tecnologias Verdes SA de CV to remit funds to other suppliers for services rendered to EAWC on EAWC’s behalf. On April 25, 2018, EAWC-TV presented their monthly invoice for administrative services of $25,000 which was offset/paid on April 25, 2018 which exceeded the amount owed by EAWC-TV to EAWC at the time. Therefore, at that moment EAWC-TV no longer owed any funds to EAWC and since such time, EAWC owes money to EAWC-TV.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid by us to MaloneBailey, our current independent registered public accounting firm, for the year ended December 31, 2018 and December 31, 2017.

MaloneBailey	2018	2017
Audit Fees (1)	$21,000	$28,500
Audit Related Fees (2)	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

———————

(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – these fees reasonably related to the performance of the audit or review of our annual financial statements that are not reported above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of the report.

(1)	Financial Statements. See Index, which appears on page F-1 hereof.

(2)

Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)	Exhibits. See the Exhibit Index.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROSPORT ACTIVE WORLD CORP.

Date: April 1, 2019	By:	/s/ Ralph Hofmeier
Ralph Hofmeier
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph Hofmeier	President, Chief Executive Officer, Director, and	April 1, 2019
Ralph Hofmeier	Chairman (Principal Executive Officer)

/s/ Irma Velazquez	Chief Operating Officer (Principal Financial Officer and	April 1, 2019
Irma Velazquez	Principal Accounting Officer), Director and Vice-Chairman

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Eurosport Active World Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eurosport Active World Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

April 1, 2019

Eurosport Active World Corp.

Consolidated Balance Sheets

	December 31,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash	$—	$—
TOTAL CURRENT ASSETS	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$861,222	$794,733
Due to affiliate (Note 5)	298,313	595,427
Convertible loan payables (Note 6)	586,825	566,825
Due to officers (Note 5)	1,994,168	1,694,168
TOTAL CURRENT LIABILITIES	3,740,528	3,651,153

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIT: (Note 7)
Preferred stock, par value $.001 per share; 500,000,000 shares authorized, no shares issued and outstanding in December 31, 2018 and December 31, 2017, respectively	—	—
Common stock, par value $.001 per share; 1,000,000,000 shares authorized, 87,913,933 and 87,201,863 shares issued and outstanding in December 31, 2018 and December 31, 2017, respectively	87,914	87,202
Additional paid in capital	7,187,862	6,476,504
Accumulated deficit	(11,016,304)	(10,214,859)
TOTAL STOCKHOLDERS' DEFICIT	(3,740,528)	(3,651,153)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

See accompanying notes to the consolidated financial statements.

Eurosport Active World Corp.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2018	2017

GENERAL and ADMINISTRATIVE EXPENSES
Management fees to affiliate	$300,000	$304,000
Officers’ salaries and payroll taxes	322,950	322,950
Professional fees	225,126	139,175
Travel and entertainment	2,424	10,188
Advertising and other selling and marketing	403	3,603
Other general and administrative expenses	22,286	27,581
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	873,189	807,497

LOSS FROM OPERATIONS	(873,189)	(807,497)

OTHER INCOME
Interest and Other income, net	71,744	29,584
TOTAL OTHER INCOME	71,744	29,584

LOSS BEFORE TAXES	(801,445)	(777,913)

TAXES	—	—

NET LOSS	$(801,445)	$(777,913)

Loss per share - Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding - Basic and diluted	87,849,554	87,201,863

See accompanying notes to the consolidated financial statements.

Eurosport Active World Corp.

Consolidated Statement of Changes in Stockholders’ Deficit

For the years ended December 31, 2018 and 2017

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2016	87,201,863	$87,202	$6,476,504	$(9,436,946)	$(2,873,240)

Net loss	—	—	—	(777,913)	(777,913)
BALANCE AT DECEMBER 31, 2017	87,201,863	$87,202	$6,476,504	$(10,214,859)	$(3,651,153)

Common stock issued to satisfy related party liability	712,070	712	84,736	—	85,448
Capital contribution on settlement of related party liability			626,622		626,622
Net loss	—	—	—	(801,445)	(801,445)
BALANCE AT DECEMBER 31, 2018	87,913,933	$87,914	$7,187,862	$(11,016,304)	$(3,740,528)

See accompanying notes to the consolidated financial statements.

Eurosport Active World Corp.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2018	2017

CASH FLOW FROM OPERATING ACTIVITIES:
NET LOSS	$(801,445)	$(777,913)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Bad debt (recovery) expense (Note 4)	(39,148)	—
Gain on termination of distributor agreement	—	(35,900)
Reversal of contingent liability	(42,000)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	562,593	67,500
Due to officers	300,000	187,917
Net cash used in operating activities	(20,000)	(558,396)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts from affiliates	—	80,022
Net cash provided by investing activities	—	80,022

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	20,000	478,325
Net cash provided by financing activities	20,000	478,325

NET CHANGE IN CASH	—	(49)

CASH AT THE BEGINNING OF THE PERIOD	—	49
CASH AT THE END OF THE PERIOD	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Common stock issued to satisfy related party liability	$85,448	$—
Capital contribution on settlement of related party liability	$626,622	$—

See accompanying notes to the consolidated financial statements.

Eurosport Active World Corp.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Note 1. Incorporation and Nature of Operations

Eurosport Active World Corp. (formerly Eagle International Holdings Group Inc.”) (the “Corporation”, “Company” or “EIH”), was incorporated under the laws of the State of Florida on August 23, 2000.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Eurosport Active World Corp. and its wholly-owned subsidiaries Powermax Energy, Powermax Green Technologies, GEM, Swiss Green Solutions and African Sunlight. All significant inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. Estimates which are particularly significant to the consolidated financial statements include estimates relating to the determination of impairment of assets, assessment of going concern, the useful life of property and equipment, the determination of the fair value of stock-based compensation, and the recoverability of deferred income tax assets.

Cash and Cash Equivalents

The Corporation considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has no cash equivalents at December 31, 2018 and 2017.

Fair Value of Financial Instruments

The fair values of the Corporation’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying financial statements at December 31, 2018 and 2017.

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by ASC 740, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of the valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

ASC 740 provides interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In the unlikely event that an uncertain tax position exists in which the Corporation could incur income taxes, the Corporation would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Corporation determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable.

Eurosport Active World Corp.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Note 2. Summary of Significant Accounting Policies (continued)

As of December 31, 2018 and 2017, the Corporation does not believe any uncertain tax positions exist that would result in the Corporation having a liability to the taxing authorities. The Corporation’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the consolidated statement of operations. The Corporation’s tax returns for the years ended 2012 through 2017 are subject to examination by the federal and state tax authorities. The Corporation’s tax returns for the tax year ended 2018 has not been filed.

Stock-Based Payments

The Corporation accounts for transactions in which services are received in exchange for stock based on the fair value of such services received from non-employees, in accordance with ASC 505-50 “Equity Based Payments to Non-employees.”

The Corporation follows ASC 718, “Compensation – Stock Compensation”, in accounting for its stock-based payments. This standard states that compensation cost or the value of stock issued for services is measured at the grant date based on the value of the stock granted and is recognized over the vesting or service period.

Loss Per Common Share

The Corporation accounts for earnings (loss) per share in accordance with FASB ASC Topic No. 260 - 10, Earnings Per Share, which establishes the requirements for presenting earnings per share (“EPS”). FASB ASC Topic No. 260 - 10 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations. Basic EPS amounts are calculated using the weighted-average number of common shares outstanding during each period. Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from operations exists, potential common shares are excluded from the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

For the years ended December 31, 2018 and 2017, an aggregate of 2,200,000 stock options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

In addition, as discussed more fully in Note 6, convertible note holders have the option of converting their loans into common shares subject to the completion of an approved S-1 registration of its common shares. In addition, some lenders were also granted the right to purchase additional shares, which was also subject to the completion of an approved S-1 registration of its common shares. The above conversion feature represents a potential for 4,917,350 and 4,831,750 shares at December 31, 2018 and 2017, respectively. In addition, certain notes provided rights to purchase additional shares however as of June 13, 2018, all rights to purchase additional shares have expired. The potential shares from both the conversion feature and the rights to purchase additional shares were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

Related Party Transactions

A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. A related party is generally defined as:

(i)	any person that holds 10% or more of the Company’s securities including such person’s immediate families,
(ii)	the Company’s management,
(iii)	someone that directly or indirectly controls, is controlled by or is under common control with the Company, or
(iv)	anyone who can significantly influence the financial and operating decisions of the Company.

Eurosport Active World Corp.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Note 3. Recently Issued Accounting Standards

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Corporation’s future consolidated financial statements. The following are a summary of recent accounting developments.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and compatibility among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specific scope exceptions. The guidance in this update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU No. 2016-02 will have no impact on our financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2019 on a prospective basis, and earlier adoption is permitted. We do not expect the standard to have a material impact on our financial statements.

In September 2017, the FASB issued ASU No. 2017-13, Revenue from Contracts with Customers which amended FASB Accounting Standards Codification® (ASC) by creating Topic 606, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

The FASB also issued the following amendments to ASU No. 2014-09 to provide clarification on the guidance:

•	ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date
•	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent (Reporting Revenue Gross vs. Net)
•	ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing
•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients

The adoption of Topic 606 is required for public entities for reporting periods beginning after December 15, 2017. The Company has adopted the provisions of this ASU for its fiscal year beginning January 1, 2018. The adoption of ASU 2014-09 did not have an impact on the Company.

Note 4. Going Concern

The Corporation has accumulated operating losses since inception (June 24, 2005). During the years ended December 31, 2018 and 2017, the Corporation incurred net losses of $801,445 and $777,913, respectively, and had working capital deficits of $3,740,528 and $3,651,153 as of December 31, 2018 and 2017, respectively.

These factors raise substantial doubt regarding the Corporation’s ability to continue as a going concern. The ability of the Corporation to continue as a going concern depends upon its ability to obtain funding to finance operating losses until the Corporation is profitable. The Corporation expects to be financed through equity capital, debt financing or from deposits related to purchases orders on proposals pending customer acceptance.

Eurosport Active World Corp.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Note 4. Going Concern (continued)

In the event the Corporation does not generate sufficient funds from issuance of common stock, debt financing or purchase orders, it may be unable to fully implement its business plan and pay its obligations as they become due, any of which circumstances would have a material adverse effect on its business prospects, financial condition, and results of operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 5. Related Party Transactions

Due to officers

Amounts due to officers as of December 31, 2018 and 2017 are comprised of the following:

	2018	2017
Ralph Hofmeier:
Unsecured advances due to officer	$17,678	$17,678
Accrued salaries	1,025,000	875,000
Total due to Ralph Hofmeier	1,042,678	892,678

Irma Velazquez:
Unsecured advances due to officer	38,490	38,490
Accrued salaries	913,000	763,000
Total due to Irma Velazquez	951,490	801,490
	$1,994,168	$1,694,168

Unsecured advances due to officers represent unreimbursed Corporation expenses paid by the officers on behalf of the Corporation. These advances are non-interest bearing and are due on demand.

Accrued salaries represent amounts accrued in accordance with the employment agreements for the Corporation’s Chief Executive Officer and Chief Operating Officer (see note 8).

Due to affiliate

Due to affiliate is comprised of the following as of December 31, 2018 and 2017:

	2018	2017
Swiss Water Tech Research and Development, S.A.
Royalty fees under Technology Transfer and License Agreement	$—	$—
International Service Contract fees	—	712,070
	$—	$712,070

Royalty fees under Technology Transfer and License Agreement - Effective February 1, 2013, the Corporation entered into an exclusive Technology Transfer Agreement and License Agreement (the “Technology Transfer and License Agreement”) for a period of ten years with Swiss Water Tech Research & Development S.A. (SWATE), an entity owned and controlled by the Corporation’s Chief Executive Officer and Chief Operating Officer who are the primary beneficiaries. Under the terms of the agreement, SWATE:

•	will transfer to the Corporation the license to manufacture products developed by SWATE;
•	will provide all know-how and technical assistance necessary for the exploitation of their licensed patents and the manufacture of certain products; and
•	will grant the Corporation the use of certain related trademarks.

Eurosport Active World Corp.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Note 5. Related Party Transactions (continued)

As part of the exclusive Technology Transfer and License Agreement, on February 1, 2013, the Corporation was required to pay a non-refundable initial license fee of $6 million in exchange for the use of newly developed systems, concepts and license of patent and trademark. The Corporation satisfied the required payment in February 2013 through the issuance of 6 million shares of its common stock.

As of December 31, 2018, the Corporation did not generate any revenue as a result of the products and licenses related to the Technology Transfer and License Agreement, accordingly the Corporation was only required to pay to SWATE a minimum annual royalty fee stipulated in the agreement. During 2013 the Corporation accrued the minimum fee of approximately $542,000 in accordance with the terms of the agreement, which was settled in the second quarter of 2014. On April 15, 2015, SWATE agreed to waive licenses fees for the years ended December 31, 2014 and 2015. On January 29, 2016, SWATE agreed to waive licenses fees for the years ended 2016 and 2017.

On January 5, 2018, the parties terminated the Technology Transfer and License Agreement. Further, it was agreed that the Company was entitled to manufacture the products only and exclusively for the concept of waste to energy without having to pay any further royalties until February 1, 2023. Effective with the termination of the Technology Transfer and License Agreement, all commercial activities between SWATE and the Company ceased.

International Service Contract - Effective February 1, 2013, the Corporation also entered into an International Service Contract with SWATE (the “SWATE Service Contract”). Under this agreement, SWATE will provide operations management, engineering and technical services to the Corporation. The SWATE Service Contract has a term of five years, and provides for a monthly service fee of $35,000, plus out-of-pocket expenses.

On November 1, 2016, SWATE and the Corporation executed a Termination of its International Services Contract effective from December 31, 2016. The termination cited default of important obligations, in particular the payment within an agreed period of time and the person responsible for the Service Provider, would no longer be employed. It was further agreed that the outstanding balance at December 31, 2016 of $712,070 would be settled with the issuance of 712,070 restricted common shares of the Company. EAWC issued 712,070 shares on February 2, 2018, which were fair valued at $85,448.  The difference of $626,622 was accounted for as a capital contribution from a related party.

Due to/from affiliate

In August 2014, the Company began advancing funds to its affiliate EAWC Tecnologias Verdes, S.A. (“EAWC-TV”). EAWC-TV is the exclusive distributor of EAWC for Mexico and Latin America and as their relationship matured, it became a provider of professional administration services to EAWC. As of December 31, 2015, the Company had advanced $151,715 and during the year ended December 31, 2016, the Company advanced an additional $71,616 bringing the total funds advanced to its affiliate at December 31, 2016 to $223,331. During 2017, EAWC-TV operations began to stabilize and effective January 2017 the Company engaged EAWC-TV to provide its management services, including disbursement processing for $25,000 per month totaling $300,000 annually. During 2017, EAWC-TV processed $461,925 of cash proceeds received from EAWC convertible notes and disbursed $237,947 on behalf of EAWC for EAWC operational expenses. This fundamental change in their business relationship resulted in EAWC-TV repaying the funds advanced by EAWC, flipping the relationship in April 2018 where EACW-TV was advancing funds to EAWC. The total due from EAWC-TV at December 31, 2017 was $116,643 which partially offsets the $712,070 payable to SWATE also report as a Due to Affiliate, yields the $595,427 presented on the balance sheet in 2017. During the year ending December 31, 2018, EAWC-TV provided $300,000 of services plus $3,620 net in interest and remitted $170,483 to vendors in satisfaction of EAWC obligations. EAWC also remitted $20,000 to EAWC-TV. In 2018, EAWC-TV has reduced its obligation to the Company from $155,790 (due from EAWC-TV) at December 31, 2017 to $298,313 (due to EAWC-TV) at December 31, 2018.

Eurosport Active World Corp.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Note 6. Convertible Loans Payable

As of December 31, 2018 and 2017, the Company had issued in aggregate of $586,825 and $566,825, respectively, in convertible debentures. The convertible debentures are due on demand unsecured, have no maturity date and are generally non-interest bearing although some of the notes have 2% interest. The holders of the instrument have the option to convert these convertible debentures into common stock at conversion prices ranging from $1.00 to $.10 per share upon Securities Exchange Commission’s (SEC) approval and registration of the Corporation’s Form S-1 for one year after issuance. The Company’s S-1 registration went effective on February 19, 2019.

The above debentures were determined to be solely debt without an equity portion as the Company has determined that these conversion options are not beneficial. As such, these convertible debentures have no equity portion and are presented as loans payables in the financial statements. The transaction price for these loans payable reflects the fair value of the instruments issued.

Note 7. Stock Option Plan

On January 2, 2012, the Corporation’s Board of Directors approved the creation of the 2012 Non-Qualified Stock Option Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of incentive stock options to designated employees, certain key advisors and non-employees members of the Board of Directors with the opportunity to receive grant awards to acquire, in the aggregate, up to 5,000,000 shares of the Corporation’s common stock.

A summary of information regarding the Corporation’s common stock options outstanding is as follows:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Outstanding at December 31, 2016	2,200,000	$0.10	4.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2017	2,200,000	0.10	3.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2018	2,200,000	$0.10	2.0

The above outstanding options were granted on January 1, 2012, to a former Corporation’s executive. The options vest 20,000 options per month with 2,200,000 being vested and exercisable at December 31, 2018. During the years ended December 31, 2018 and 2017, the Corporation did not recognize any stock-based compensation expense as the options were fully vested at December 31, 2016.

Note 8. Commitments and Contingencies

Commitments

Employment Agreements

The Corporation entered into employment agreements with its Chief Executive Officer, Mr. Ralph Hofmeier, and its Chief Operating Officer, Ms. Irma Velazquez (collectively the “Employment Agreements”), effective January 1, 2012. Under the Employment Agreements, the Corporation will pay each of Mr. Hofmeier and Ms. Velazquez an annual base salary of $125,000 during the first year and $150,000 during the second year and forward. Any increase to the annual base salary after the second year is subject to approval by the Corporation’s Board of Directors. The Employment Agreements each has initial terms of ten (10) years and is automatically renewed for successive one-year terms unless either party delivers timely notice of its intention not to renew.

Eurosport Active World Corp.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Note 8. Commitments and Contingencies (continued)

Lease

On March 1, 2016, the Corporation leased US office space at 3250 Mary Street, Suite 303 Coconut Grove FL 33133 USA from its counsel for monthly rent payments of $300 on a month to month basis. Rent was waived from March 2016 through July 2017. Rent expense in the years ending December 31, 2018 and 2017 amounted to $3,600 and $1,500, respectively.

Contingencies

From time to time, the Corporation may be a defendant in pending or threatened legal proceedings arising in the normal course of its business. While the outcome and impact of currently pending legal proceedings cannot be predicted with certainty, the Corporation’s management and legal counsel believe that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on its consolidated operating results, financial position or cash flows.

Litigation

Aquasphere - Aquasphere Greentech Solutions Pvt., Ltd filed a complaint against Powermax Green Technologies, LLC and Eurosport Active World Corp., case No. 2014 8179-CA in the Circuit Court of the Eleventh Judicial Circuit for Miami-Dade County, Florida. The plaintiff is alleging breach of contract date on March 24, 2011; for purchase of an AM65 water generator with a purchase price of $70,000.00, a deposit was received for a total of $42,000.00. The purchase contract clearly indicated that full payment was required for release of the shipment. The plaintiff was seeking refund of deposits made. Legal counsel filed an answer to the complaint and discovery was in process. On April 23, 2018 the case was dismissed for Lack of Prosecution.

Norwood - Action proceeding on concluded litigation, Case Number 10-58982 CA 09 – Miami-Dade County, FL Circuit Court. Nick Norwood vs. Eurosport Active World Corp. and Ralph Hofmeier. The case is resolved. An Agreed Stipulation for Final Judgement was entered into by the plaintiff, Nick Norwood and the Company and Ralph Hofmeier in November 2013 in the total amount (as of that date) of $107,872, which has been entered in the public records against the Company. This remains the current situation.

CocoGrove – The nature of the litigation was for breach of a lease agreement. This case is concluded with a judgement against the Company in July 2010 for $84,393 plus 6% interest. There have been no efforts to seek collection of this judgement. Management intends to settle this judgement when it is in a financial position to make a payment.

Note 9. Income Taxes

On December 22, 2017, the US Congress enacted the Tax Cuts and Jobs Act (Tax Reform Legislation), which made significant changes to US federal income tax law affecting us including a reduction in the corporate tax rate to 21% for tax years beginning with 2018. These changes will impact changes in our valuation allowance, components of our tax rate reconciliation and realization of loss carryforwards.

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The Company did not have an income tax provision or benefit for the year ended December 31, 2018 and 2017. The Company has incurred losses and therefore has provided a full valuation against net deferred tax assets as December 31, 2018 and 2017.

Eurosport Active World Corp.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Note 9. Income Taxes (continued)

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the year ended December 31, 2018 and 2017 were as follows:

	2018	2017
Income tax benefit at U.S. statutory rate of 21% (2018) and 35% (2017)
Net operating loss carryforward	$(168,218)	$(272,028)
State income tax net of Federal benefits	(34,805)	(27,785)
Adjustment to 2017 NOL carryforward to 21% tax rate	1,071,247	—
Non-deductible expenses	—	—
Change in valuation allowance	(868,224)	299,813

Total provision for income tax	$—	$—

The Company’s approximate net deferred tax assets as of December 31, 2018 and 2017 were as follows:

	2018	2017
Deferred tax assets
Net operating loss carryforward	$1,870,854	$2,952,149
	—	—

Total deferred tax assets	1,870,854	2,952,149
Valuation allowance	(1,870,854)	(2,952,149)

Net deferred tax assets	$—	$—

Net operating loss carry-forwards in the amount of approximately $7.3 million will expire beginning December 31, 2033.

The net change in the valuation allowance for the years ended December 31, 2018 and 2017 was a decrease of $868,224 and an increase of $299,813, respectively.   The valuation allowance decreased due to adjustment to the 2017 NOL carryforward resulting in the change in statutory tax rate from 35% to 21% which was only partially offset by the increase as a result of losses in the current period.

Note 10. Subsequent Events

In January 23, 2019, the Company issued $50,000 in a convertible debenture which is unsecured, has no maturity date and is non-interest bearing. The holder of the instrument has the option to convert these convertible debentures into common stock at conversion price of $.05 per share upon Securities Exchange Commission’s (SEC) approval and registration of the Corporation’s Form S-1 for one year after issuance.

In February 7, 2019, the Company issued $48,000, in a convertible debenture which is unsecured, has no maturity date and earns interest @ 2%. The holder of the instrument has the option to convert these convertible debentures into common stock at conversion price of $.05 per share upon Securities Exchange Commission’s (SEC) approval and registration of the Corporation’s Form S-1 for one year after issuance.

On February 19, 2019, the Company’s registration on Form S-1 was declared effective by the Securities and Exchange Commission. The Company registered 21,747,352 shares of common stock for resale by certain selling shareholders. The Company will not receive any proceeds from the sale of the shares by the selling shareholders.

In March 2019, the Company received and accepted a purchase subscription for  200,000 shares of its common stock by an investor for $.16 per share or $32,000.

On March 27, 2019, holders of two convertible debenture exercised their conversion options on convertible debentures amounting to $265,825, in exchange for 2,280,750 shares of common stock.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Exhibit #	Herewith

3.1	Articles of Incorporation and Amendments thereto	S-1	8/1/2018	3.1
3.2	By-Laws	S-1	10/7/2015	3.2
10.1	License Agreement with Swiss Water Tech Research and Development S.A.	S-1	10/7/2015	10.1
10.2	International Services Contract with Swiss Water Tech Research and Development S.A.	S-1	10/7/2015	10.2
10.3	Employment Agreement with Ralph M. Hofmeier	S-1	10/7/2015	10.3
10.4	Employment Agreement with Irma Velazquez	S-1	10/7/2015	10.4
10.5	Amendment dated June 29, 2015 to License Agreement with Swiss Water Tech Research and Development S.A.	S-1	8/1/2018	10.5
10.6	Amendment dated January 29, 2016 to License Agreement with Swiss Water Tech Research and Development S.A.	S-1	8/1/2018	10.6
10.7	Termination of International Services Contract with Swiss Water Tech Research and Development S.A. dated November 1, 2016	S-1	8/1/2018	10.7
10.8	Management and Administrative Services Agreement with EAWC Tecnologias Verdes SA DE CV dated January 1, 2017	S-1	8/1/2018	10.8
10.9	Non-Qualified Stock Option Agreement for Brian Misiunas	S-1	8/1/2018	10.9
10.10	March 15, 2015 Commercial Agreement with EAWC Tecnologias Verdes SA de CV	S-1/A	10/15/2018	10.10
10.11	March 15, 2017 revised agreement with EAWC Tecnologias Verdes SA de CV	S-1/A	10/15/2018	10.11
10.12	November 2nd, 2017, contract Award Confirmation for Arriyadh Development Authority (ADA) of Saudi Arabia	S-1/A	10/15/2018	10.12
10.13	March 23, 2017 representation letter agreement with HIS WILL Innovations, LTD a South Africa based company	S-1/A	10/15/2018	10.13
10.14	Termination Agreement with SWATE of the License and Research Agreement	S-1/A	10/15/2018	10.14
10.15	Convertible Debentures	S-1/A	10/15/2018	10.15
31.1	Certification of Principal Executive Officer (Section 302)				*
31.2	Certification of Principal Financial Officer (Section 302)				*
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				*