Form 10-Q
period 2019-03-31
EUROSPORT ACTIVE WORLD CORP
filed 2019-05-09
CIK 1563298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-56030

EUROSPORT ACTIVE WORLD CORP.

(Exact Name of Registrant as Specified in Its Charter)

Florida	30-0781375
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3250 Mary Street, #303, Miami, Florida 33133

(Address of Principal Executive Offices, including Zip Code)

Tel No.: 305-517-7330

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s classes of common stock as of May 2, 2019 was 90,394,683 shares.

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

i

PART I.   FINANCIAL INFORMATION

ITEM 1.   FININCIAL STATEMENTS

Eurosport Active World Corp.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Prepaid expenses	$2,325	$—
TOTAL CURRENT ASSETS	2,325	—

TOTAL ASSETS	$2,325	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$890,266	$861,222
Due to affiliate (Note 5)	280,427	298,313
Convertible loan payables (Note 6)	684,825	586,825
Due to officers (Note 5)	2,069,255	1,994,168
TOTAL CURRENT LIABILITIES	3,924,773	3,740,528

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 500,000,000 shares authorized, no shares issued and outstanding in March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, par value $.001 per share; 1,000,000,000 shares authorized, 88,113,933 and 87,913,933 shares issued and outstanding in March 31, 2019 and December 31, 2018, respectively	88,114	87,914
Additional paid in capital	7,219,662	7,187,862
Accumulated deficit	(11,230,224)	(11,016,304)
TOTAL STOCKHOLDERS' DEFICIT	(3,922,448)	(3,740,528)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,325	$—

See accompanying notes to the condensed consolidated financial statements (unaudited).

Eurosport Active World Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

GENERAL and ADMINISTRATIVE EXPENSES
Management fees to affiliate	$75,000	$75,000
Officers’ salaries and payroll taxes	80,738	80,738
Professional fees	47,185	35,250
Travel and entertainment	2,900	1,928
Other general and administrative expenses	3,201	7,713
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	209,024	200,629

LOSS FROM OPERATIONS	(209,024)	(200,629)

OTHER EXPENSE
Interest and Other expense, net	(4,896)	(1,444)
TOTAL OTHER EXPENSE	(4,896)	(1,444)

LOSS BEFORE TAXES	(213,920)	(202,073)

TAXES	—	—

NET LOSS	$(213,920)	$(202,073)

Loss per share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and diluted	87,998,377	87,652,841

See accompanying notes to the condensed consolidated financial statements (unaudited).

Eurosport Active World Corp.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2017	87,201,863	$87,202	$6,476,504	$(10,214,859)	$(3,651,153)

Common stock issued to satisfy related party liability	712,070	712	84,736	—	85,448
Capital contribution on settlement of related party liability	—	—	626,622	—	626,622
Net loss	—	—	—	(202,073)	(202,073)
BALANCE AT MARCH 31, 2018 (Unaudited)	87,913,933	$87,914	$7,187,862	$(10,416,932)	$(3,141,156)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2018	87,913,933	$87,914	$7,187,862	$(11,016,304)	$(3,740,528)

Sale of common stock	200,000	200	31,800	—	32,000
Net loss	—	—	—	(213,920)	(213,920)
BALANCE AT MARCH 31, 2019 (Unaudited)	88,113,933	$88,114	$7,219,662	$(11,230,224)	$(3,922,448)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Eurosport Active World Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

CASH FLOW FROM OPERATING ACTIVITIES:
NET LOSS	$(213,920)	$(202,073)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Changes in operating assets and liabilities:
Prepaid expenses	(2,325)	—
Accounts payable and accrued expenses	11,158	10,431
Accrued management fees and due to/from officers	75,087	75,000
Net cash used in operating activities	(130,000)	(116,642)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts from affiliates	—	116,642
Net cash provided by investing activities	—	116,642

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	32,000
Proceeds from convertible loans	98,000	—
Net cash provided by financing activities	130,000	—

NET CHANGE IN CASH	—	—

CASH AT THE BEGINNING OF THE PERIOD	—	—
CASH AT THE END OF THE PERIOD	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTION:
Stock issued to satisfy related party liability	$—	$85,448
Capital contribution on settlement of related party liability	$—	$626,622

See accompanying notes to the condensed consolidated financial statements (unaudited).

Eurosport Active World Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2019 and December 31, 2018

Note 1. Incorporation and Nature of Operations

Eurosport Active World Corp. (formerly Eagle International Holdings Group Inc.”) (the “Corporation”, “Company”, “EIH” or “EAWC”), was incorporated under the laws of the State of Florida on August 23, 2000.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements (unaudited) include the accounts of Eurosport Active World Corp. and its wholly-owned subsidiaries Powermax Energy, Powermax Green Technologies, GEM, Swiss Green Solutions and African Sunlight and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements of Eurosport Active World Corp. for the fiscal year ended December 31, 2018 have been omitted.

Certain reclassifications have been made in Fiscal 2018 results to conform to the presentation used in Fiscal 2019.

Loss Per Common Share

The Corporation accounts for earnings (loss) per share in accordance with FASB ASC Topic No. 260 - 10, “Earnings Per Share”, which establishes the requirements for presenting earnings per share (“EPS”). FASB ASC Topic No. 260 - 10 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations. Basic EPS amounts are calculated using the weighted-average number of common shares outstanding during each period. Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from operations exists, potential common shares are excluded from the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

For the three months ended March 31, 2019 and 2018, an aggregate of 2,200,000 stock options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

In addition, as discussed more fully in Note 6, convertible note holders have the option of converting their loans into common shares commencing on February 19, 2019, the completion of an approved S-1 registration of its common shares. Some lenders were also granted the right to purchase additional shares, however these rights expired as of June 13, 2018. The above conversion feature represents a potential for 6,787,350 and 4,741,750 shares at March 31, 2019 and 2018, respectively. The potential shares from both the conversion feature and the rights to purchase additional shares were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

Eurosport Active World Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2019 and December 31, 2018

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

In June 2018, the FASB issued ASU 2018-07, “Improvements to Non-Employee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to non-employees for goods and services by expanding the scope of ASC Topic 718, “Compensation – Stock Compensation”. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. The Company does not believe that the adoption of ASU 2018-07 will have a significant impact on the Company’s consolidated financial statements.

Note 4. Going Concern

The Corporation has yet to commercialize its products and consequently has generated no revenue, incurring operating losses since inception (June 24, 2005) totaling $11,230,224 at March 31, 2019. During the three months ended March 31, 2019, the Corporation incurred net losses of $213,920. The Company also incurred a working capital deficit of $3,922,448 at March 31, 2019.

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

Eurosport Active World Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2019 and December 31, 2018

Note 5. Related Party Transactions

Due to officers

Amounts due to officers as of March 31, 2019 and December 31, 2018 are comprised of the following:

	2019	2018
	(Unaudited)
Ralph Hofmeier:
Unsecured advances due to officer	$17,678	$17,678
Accrued salaries	1,062,500	1,025,000
Total due to Ralph Hofmeier	1,080,178	1,042,678

Irma Velazquez:
Unsecured advances due to officer	38,577	38,490
Accrued salaries	950,500	913,000
Total due to Irma Velazquez	989,077	951,490
	$2,069,255	$1,994,168

Unsecured advances due to officers represent unreimbursed Corporation expenses paid by the officers on behalf of the Corporation. These advances are non-interest bearing and are due on demand.

Accrued salaries represent amounts accrued in accordance with the employment agreements for the Corporation’s Chief Executive Officer and Chief Operating Officer (see note 7).

Due to/from affiliate

Effective January 2017 the Company engaged EAWC Tecnologias Verdes, SA (“EAWC-TV”) to provide its management services, including disbursement processing for $25,000 per month totaling $300,000 annually. During the first quarter of 2017 and prior, EAWC-TV had been a borrower from EAWC. But starting in the second quarter of 2017 EAWC-TC began repaying EAWC. The balance due to at December 31, 2017 had decreased to $116,643. In April 2018, EAWC-TV completed the repayment of all funds previously borrowed from EAWC and continued to remit its own funds to EAWC suppliers on behalf of EAWC and in satisfaction of EAWC obligations to its suppliers. During the year ending December 31, 2018, EAWC-TV provided $300,000 of services plus $3,620 net in interest and remitted $170,483 to vendors in satisfaction of EAWC obligations. EAWC also remitted $20,000 to EAWC-TV. The balance due to EAWC-TV by EAWC at December 31, 2018 was $298,313.

During the three months ended March 31, 2019, EAWC had paid $120,480 to EAWC-TV and EAWC-TV charged EAWC $75,000 in monthly management fees. In addition, EAWC-TV had funded and paid on behalf of EAWC $24,278 to EAWC vendors and charged EAWC $3,316 in interest. The balance due to EAWC-TV by EAWC at March 31, 2019 was $280,427.

Note 6. Convertible Loans Payable

As of March 31, 2019 and December 31, 2018, the Company had outstanding in aggregate $684,825 and $586,825, respectively, in convertible loans. The convertible loans are due on demand unsecured, have no maturity date and are generally non-interest bearing although some of the notes have 2% interest. The holders of the instrument have the option to convert these convertible loans into common stock at conversion prices ranging from $1.00 to $.10 per share. The conversion feature becomes exercisable commencing when the Company’s S-1 registration went effective on February 19, 2019.

The above debentures were determined to be solely debt without an equity portion as the Company has determined that these conversion options issued in 2018 and prior are not beneficial. As such, these convertible debentures have no equity portion and are presented as loans payables in the financial statements. The transaction price for these loans payable reflects the fair value of the instruments issued.

Eurosport Active World Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2019 and December 31, 2018

Note 6. Convertible Loans Payable (continued)

During the three months ended March 31, 2019, the Company issued two additional non-interest bearing notes totaling $98,000 which are convertible into 1,960,000 common shares at a $0.05 per share. These notes contained a beneficial conversion feature for a full discount. Further, the Company also accepted requests to convert $265,825 of notes into 2,280,750 common shares, which were issued on April 16, 2019.

Note 7. Stockholders’ Deficit

During the three months ended March 31, 2019 the Company issued to an investor, 200,000 common shares at a $0.16 per share for a total of $32,000.

Note 8. Stock Option Plan

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

A summary of information regarding the Corporation’s common stock options outstanding is as follows:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Outstanding at December 31, 2017	2,200,000	$0.10	3.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2018	2,200,000	0.10	2.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at March 31, 2019	2,200,000	$0.10	1.7

The above outstanding options were granted on January 1, 2012, to a former Corporation’s executive. The options vest 20,000 options per month with 2,200,000 being vested and exercisable at March 31, 2019. During the three months  ended March 31, 2019 and 2018, the Corporation did not recognize any stock-based compensation expense as the options were fully vested at December 31, 2016.

Note 9. Commitments and Contingencies

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

Lease

On March 1, 2016, the Corporation leased US office space at 3250 Mary Street, Suite 303 Coconut Grove FL 33133 USA from its counsel for monthly rent payments of $300 on a month to month basis. Rent expense in the three months ending March 31, 2019 and 2018 amounted to $900 and $900, respectively.

Eurosport Active World Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2019 and December 31, 2018

Note 9. Commitments and Contingencies (continued)

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

Note 10. Subsequent Events

On April 16, 2019, holders of two convertible debentures exercised their conversion options on convertible debentures amounting to $265,825, in exchange for 2,280,750 shares of common stock.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTORY STATEMENT

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

RESULTS of OPERATIONS

Results of Operations for the Three Months ended March 31, 2019 Compared to the Three Months ended March 31. 2018

Revenue

For the three months ended March 31, 2019 and 2018, we generated no revenue.

General and Administrative Expense

General and administrative expense increased by $8,395 or 4.2% to $209,024 for the three months ended March 31, 2019 from $200,629 for the three months ended March 31, 2018.

The $8,395 increase in general and administrative expenses was primarily due to increases in the following categories:

•	$11,935 for professional fees due to the added expense of our registration and other corporate matters,
•	$488 net in other general and administrative expenses, and
•	$972 for travel and entertainment a result of the Company renewing its efforts to secure both customers and additional financing.

The foregoing increases were partially offset by a $5,000 syn-gas fee incurred in 2018 that did not repeat in 2019

Other Expense

Other Expense increased by $3,452 to $4,896 for the three months ended March 31, 2019 from $1,444 for the three months ended March 31, 2018 primarily due to an increase in interest expense.

Net Loss

Net Loss increased by $11,847 or 5.9% to $213,920 for the three months ended March 31, 2019 from $202,073 for the three months ended March 31, 2018. This increase was attributable to the increase in interest and other expenses as discussed.

LIQUIDITY and CAPITAL RESOURCES

We had $0 cash and a working capital deficit of $3,922,448 at March 31, 2019. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties discussed more fully below.

We have sustained operating losses since our inception. At March 31, 2019, we had an accumulated deficit of $11,230,224. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining project contracts, among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

We have satisfied our cash and working capital requirements in the three months ended March 31, 2019, through the support of an affiliate who paid our operational expenses on our behalf, the issuance of convertible loans and the sale of our stock. During 2019, the expenses paid by an affiliate on our behalf totaled $102,594. During the three months ended March 31, 2019, the Company sold 200,000 common shares at $0.16 per share or $32,000 and issued $98,000 in convertible loans. The holders of the convertible loan instrument have the option to convert these loans into common stock at a conversion price of $0.05 per share.

The Company has determined that these conversion options are beneficial for a full discount. These convertible debentures are presented as loans payable in the financial statements. The transaction price for these loans payable reflects the fair value of the instruments issued.

Comparison of Cash Flows for the Three Months Ended March 31, 2019 (2019) and March 31, 2018 (2018)

Cash Flows from Operating Activities

We used $130,000 of cash used in our operating activities in 2019 compared to $116,642 used in 2018. The increase of $13,358 is primarily due to $11,847 of working capital used for the increase in net loss in the current period compared to the same period one year ago and due to $2,325 of working capital used for the increase in prepaid expense, partially offset by a $727 increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities

We received $0 cash provided by our investing activities in 2019 compared to $116,642 provided in 2018. The decrease of $116,642 is due to no investing activities in the current period compared to the same period one year ago.

Cash Flows from Financing Activities

We received $130,000 and $0 in cash from financing activities in 2019 and 2018, respectively. The increase of $130,000 is due to the increase in financing though convertible loans and the sale of common shares in the current period compared to the same period one year ago.

Financial Position

Total Current Assets – At March 31, 2019 the Company had $2,325 representing advance payments for services.

PLAN OF OPERATION AND FUNDING

We have no lines of credit or other bank financing arrangements. Until we begin to generate revenues and positive cash flow, which there is no assurance, we expect that working capital requirements will continue to be funded through affiliate loans and/or further issuances of other securities. There is no assurance that we will be able to meet our working capital requirement from these possible sources. Additional issuances of equity or convertible debt will result in dilution to our current shareholders. We may not be able to secure the additional financing necessary to commercialize our products and execute our business strategy, at terms that are acceptable to us.

Our mission is to provide sustainable water production design and already commercialized systems as well as energy design and systems based on high efficiency and renewable sources, and also smart grid and storage solutions. Through a combination of the best design and configuration of AquaTech, EnergyTech and waste management assisted solutions and technologies, we believe that it is possible to create a completely self-sufficient energy generation and water production system, which can be used at the same time to meet the potable water requirements as well as the electrical energy needs of businesses, communities and entire States, like California in USA and or Cape Town in South Africa.

EAWC seeks to promote green technology solutions through commissioned-based distributers and agents worldwide. EAWC anticipates using Made in Germany Green Tech, Swiss and US technologies such as: atmosphere water generators (AWGs), CO2-free energy production (steam energy generators), plasma-assisted gasification and sterilizations systems, solar-powered water purification systems, as well as those in solar and wind energy solutions which we may, when our financial condition permits, further develop ourselves.

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

MATERIAL COMMITMENTS

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

OFF-BALANCE SHEET ARRANGEMENTS

None

GOING CONCERN

The Company has yet to commercialize its products and consequently has generated no revenue, incurring operating losses since inception (June 24, 2005) totaling $11,230,224 at March 31, 2019. During the three months ended March 31, 2019, the Corporation incurred net losses of $213,920. The Company also incurred a working capital deficit of $3,922,448 at March 31, 2019.

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are set forth in Note 2 to the condensed consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncements as discussed in Note 3 to have a significant impact on our results of operations, financial position or cash flow.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of December 31, 2018.  This evaluation was carried out by our Principal Executive Officer and our Principal Finance Officer.  Based on that evaluation, our Principal Executive Officer and our Principal Finance Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2019, our disclosure controls and procedures were not effective:

•	Inadequate segregation of duties,
•	Limited level of multiple reviews among those tasked with preparing the financial statements,
•	Lack of a formal internal control environment.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and limited reviews (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 1A.   RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued the following common shares during the three months ended March 31, 2019:

•

200,000 common shares, for proceeds of $32,000 to pay operational expenses. The shares were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) of the securities Act of 1933 (the “1933 Act”).

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   MINE SAFETY DISCLOSURES

N/A

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

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

EUROSPORT ACTIVE WORLD CORP.

Date: May 9, 2019	By:	/s/ Ralph Hofmeier
Ralph Hofmeier
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph Hofmeier	President, Chief Executive Officer, Director, and	May 9, 2019
Ralph Hofmeier	Chairman (Principal Executive Officer)

/s/ Irma Velazquez	Chief Operating Officer (Principal Financial Officer and	May 9, 2019
Irma Velazquez	Principal Accounting Officer), Director and Vice-Chairman