Form 10-Q
period 2019-06-30
EUROSPORT ACTIVE WORLD CORP
filed 2019-08-19
CIK 1563298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

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

The number of shares outstanding of the registrant’s classes of common stock as of August 12, 2019 was 92,792,483 shares.

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

i

PART I.   FINANCIAL INFORMATION

ITEM 1.   FININCIAL STATEMENTS

Eurosport Active World Corp.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Prepaid expenses	$1,875	$—
TOTAL CURRENT ASSETS	1,875	—

TOTAL ASSETS	$1,875	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$992,309	$861,222
Due to affiliate (Note 5)	290,202	298,313
Convertible loan payables, net of discount (Note 6)	139,449	586,825
Due to officers (Note 5)	2,133,055	1,994,168
TOTAL CURRENT LIABILITIES	3,555,015	3,740,528

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 500,000,000 shares authorized, no shares issued and outstanding in June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, par value $.001 per share; 1,000,000,000 shares authorized, 92,792,483 and 87,913,933 shares issued and outstanding in June 30, 2019 and December 31, 2018, respectively	92,792	87,914
Additional paid in capital	7,812,008	7,187,862
Accumulated deficit	(11,457,940)	(11,016,304)
TOTAL STOCKHOLDERS' DEFICIT	(3,553,140)	(3,740,528)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,875	$—

See accompanying notes to the condensed consolidated financial statements (unaudited).

Eurosport Active World Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

GENERAL and ADMINISTRATIVE EXPENSES

Management fees to affiliate	$75,000	$75,000	$150,000	$150,000
Officers’ salaries and payroll taxes	80,737	80,737	161,475	161,475
Professional fees	18,315	87,500	65,500	122,750
Travel and entertainment	5,182	—	8,082	1,928
Advertising and other selling and marketing	716	202	716	403
Other general and administrative expenses	2,069	2,105	5,270	9,617
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	182,019	245,544	391,043	446,173

LOSS FROM OPERATIONS	(182,019)	(245,544)	(391,043)	(446,173)

OTHER INCOME (EXPENSE)
Other income	—	81,148	—	81,148
Interest (expense), net	(45,697)	(377)	(50,593)	(1,821)
TOTAL OTHER INCOME (EXPENSE)	(45,697)	80,771	(50,593)	79,327

LOSS BEFORE TAXES	(227,716)	(164,773)	(441,636)	(366,846)

TAXES	—	—	—	—

NET LOSS	$(227,716)	$(164,773)	$(441,636)	$(366,846)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - Basic and diluted	91,667,762	87,913,933	89,833,070	87,784,108

See accompanying notes to the condensed consolidated financial statements (unaudited).

Eurosport Active World Corp.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2017	87,201,863	$87,202	$6,476,504	$(10,214,859)	$(3,651,153)

Sale of common stock	—	—	—	—	—
Common stock issued for debt	712,070	712	84,736	—	85,448
Capital contribution to satisfy obligations to SWATE, an affiliate	—	—	626,622	—	626,622
Net Loss	—	—	—	(202,073)	(202,073)
BALANCE AT MARCH 31, 2018 (Unaudited)	87,913,933	87,914	7,187,862	(10,416,932)	(3,141,156)

Net Loss	—	—	—	(164,773)	(164,773)
BALANCE AT JUNE 30, 2018 (Unaudited)	87,913,933	$87,914	$7,187,862	$(10,581,705)	$(3,305,929)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2018	87,913,933	$87,914	$7,187,862	$(11,016,304)	$(3,740,528)

Sale of common stock	200,000	200	31,800	—	32,000
Net Loss	—	—	—	(213,920)	(213,920)
BALANCE AT MARCH 31, 2019 (Unaudited)	88,113,933	88,114	7,219,662	(11,230,224)	(3,922,448)

Sale of common stock	11,200	11	11,189	—	11,200
Common stock issued to retire convertible debt	4,611,350	4,611	483,213	—	487,824
Conditional shares issued to debt holders	56,000	56	(56)	—	—
Beneficial conversion feature	—	—	98,000	—	98,000
Net Loss	—	—	—	(227,716)	(227,716)
BALANCE AT JUNE 30, 2019 (Unaudited)	92,792,483	$92,792	$7,812,008	$(11,457,940)	$(3,553,140)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Eurosport Active World Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

CASH FLOW FROM OPERATING ACTIVITIES:
NET LOSS	$(441,636)	$(366,846)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Amortization	40,449	—
Bad debt recovery	—	(39,147)
Changes in operating assets and liabilities:
Prepaid expenses	(1,875)	—
Accounts payable and accrued expenses	122,975	13,947
Accrued management fees and due to/from officers	138,887	150,000
Net cash used in operating activities	(141,200)	(242,046)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts from affiliates	—	155,790
Net cash provided by investing activities	—	155,790

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	43,200	—
Advances from affiliates	—	86,256
Proceeds from convertible loans	98,000	—
Net cash provided by financing activities	141,200	86,256

NET CHANGE IN CASH	—	—

CASH AT THE BEGINNING OF THE PERIOD	—	—
CASH AT THE END OF THE PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTION:
Conditional shares issued to debt holders	$56	$—
Debt discount related to beneficial conversion feature	$98,000	$—
Stock issued to satisfy convertible debt	$487,824	$712,070

See accompanying notes to the condensed consolidated financial statements (unaudited).

Eurosport Active World Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2019 and December 31, 2018

Note 1. Incorporation and Nature of Operations

Eurosport Active World Corp. (the “Corporation”, “Company” or “EAWC”), was incorporated under the laws of the State of Florida on December 12, 2007.

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

Certain reclassifications have been made in Fiscal 2018 results to conform to the presentation used in Fiscal 2019.  These reclassifications had no effect on the reported results of operations of the Company.

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

For the six months ended June 30, 2019 and 2018, an aggregate of 2,200,000 stock options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

In addition, as discussed more fully in Note 6, convertible note holders have the option of converting their loans into common shares commencing on February 19, 2019, the completion of an approved S-1 registration of its common shares. Some lenders were also granted the right to purchase additional shares, however these rights expired after one year from the date of the note. The above conversion feature represents a total potential if all conversions are exercised of 2,266,000 and 5,347,350 shares at June 30, 2019 and December 31, 2018, respectively. In addition, the note holders have begun exercising their conversion options and as of June 30, 2019, had converted $487,824 of debt into 4,611,350 common shares, leaving options for 2,200,000 potential shares unexercised. The potential shares from both the conversion feature and the rights to purchase additional shares were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

Eurosport Active World Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2019 and December 31, 2018

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

Note 4. Going Concern

The Corporation has yet to commercialize its products and consequently has generated no revenue, incurring operating losses since inception (June 24, 2005) totaling $11,457,940 at June 30, 2019. During the six months ended June 30, 2019, the Corporation incurred net losses of $441,636. The Company also incurred a working capital deficit of $3,553,140 at June 30, 2019.

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

Eurosport Active World Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2019 and December 31, 2018

Note 5. Related Party Transactions

Due to officers

Amounts due to officers as of June 30, 2019 and December 31, 2018 are comprised of the following:

	2019	2018
	(Unaudited)
Ralph Hofmeier:
Unsecured advances due to officer	$17,678	$17,678
Accrued salaries	1,100,000	1,025,000
Total due to Ralph Hofmeier	1,117,678	1,042,678

Irma Velazquez:
Unsecured advances due to officer	27,377	38,490
Accrued salaries	988,000	913,000
Total due to Irma Velazquez	1,015,377	951,490
	$2,133,055	$1,994,168

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

During the six months ended June 30, 2019, EAWC had paid $120,480 to EAWC-TV and EAWC-TV charged EAWC $150,000 in monthly management fees. In addition, EAWC-TV had funded and paid on behalf of EAWC $31,122 to EAWC vendors and charged EAWC $9,971 in interest. The balance due to EAWC-TV by EAWC at June 30, 2019 was $290,202.

Note 6. Convertible Loans Payable

From December 2015 through December 2018, the Company issued several convertible notes to an aggregate of 11 note holders. These convertible loans are due on demand, unsecured, have no maturity date and are generally non-interest bearing although a few of the notes provide for 2% interest. The loan holders have the option to convert the loans into common stock at conversion prices ranging from $1.00 to $.05 per share. The conversion feature is exercisable for one year after the issuance date of the note. For older notes with expired conversion options, management granted an extension as requested.

The debentures issued in 2018 and prior were determined to be solely debt without an equity portion as the Company has determined that these conversion options issued are not beneficial. As such, these convertible debentures have no equity portion and are presented as loans payables in the financial statements. The transaction price for these loans payable reflects the fair value of the instruments issued.

Eurosport Active World Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2019 and December 31, 2018

Note 6. Convertible Loans Payable (continued)

During the six months ended June 30, 2019, the Company issued two convertible note payable in the amount of $98,000 net of unamortized debt discount of $57,551. The convertible notes payable are due on February 19, 2020, accrue interest at 0-2% per annum and are convertible into shares of the Company’s common stock at $0.05 per share which is a discount to the market price on the date of the issuance (beneficial conversion feature). Amortization expense related to debt discount for the six months ended June 30, 2019 and 2018 was $40,449 and $0, respectively.

During the six months ended June 30, 2019, by mutual agreement between the Company and the debt holders, an aggregate of $487,824 of outstanding convertible debt was converted into 4,611,350 common shares of the Company at a conversion price ranging from $0.10 - $1.00 per share. As of June 30, 2019 and December 31, 2018, the Company had outstanding convertible loans of $139,449 and $586,825, respectively, net of unamortized loan discount of $57,551 (2019) and $0 (2018).

Note 7. Stockholders’ Deficit

On November 1, 2016, SWATE and the Corporation executed a Termination of its International Services Contract effective from December 31, 2016. The termination cited default of important obligations, in particular the payment within an agreed period of time and the person responsible for the Service Provider, would no longer be employed. It was further agreed that the outstanding balance of $712,070 would be settled with the issuance of 712,070 restricted common shares of the Company. EAWC issued 712,070 shares on February 2, 2018, which were fair valued at $85,448. The difference of $626,622 was accounted for as a capital contribution from a related party.

During the six months ended June 30, 2019 the Company sold 211,200 common shares to investors at $0.16 - $1.00 per share for total proceeds of $43,200.  The Company also issued 4,611,350 common shares for conversion of debt as discussed in Note 6.  Additionally, the Company issued 56,000 conditional shares to existing note holders at $1.00 per share, towards settlement of their convertible notes. However, these note holders have not completed the conversion process into 56,000 common shares, pending the resolution of required documentation.  Given the conditional nature of their documentation, these shares have been reported separately from the group of converting notes and recorded at their par value of $56.

Note 8. Stock Option Plan

On January 2, 2012, the Corporation’s Board of Directors approved the creation of the 2012 Non-Qualified Stock Option Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of incentive stock options to designated employees, certain key advisors and non-employee members of the Board of Directors with the opportunity to receive grant awards to acquire, in the aggregate, up to 5,000,000 shares of the Corporation’s common stock.

A summary of information regarding the Corporation’s common stock options outstanding is as follows:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Outstanding at December 31, 2017	2,200,000	$0.10	3.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2018	2,200,000	0.10	2.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at June 30, 2019	2,200,000	$0.10	1.5

The above outstanding options were granted on January 1, 2012, to a former Corporation’s executive. The options vest 20,000 options per month with 2,200,000 being vested and exercisable at June 30, 2019. During the six months ended June 30, 2019 and 2018, the Corporation did not recognize any stock-based compensation expense as the options were fully vested at December 31, 2016.

Eurosport Active World Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2019 and December 31, 2018

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

Lease

On March 1, 2016, the Corporation leased US office space at 3250 Mary Street, Suite 303 Coconut Grove FL 33133 USA from its counsel for monthly rent payments of $300 on a month to month basis. Rent expense for the six months ending June 30, 2019 and 2018 amounted to $1,800 and $1,800, respectively.

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

Note 10. Subsequent Events

On August 7, 2019, the Company entered into a $110,000 8% convertible note to provide interim financing. The note matures on August 7, 2020. The note is convertible at the option of the holder, at a price for each share of common stock equal to 70% of the lowest closing bid price of the common stock as reported on the OTCQB exchange for 20 prior trading days from the day of Notice of Conversion.

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

RESULTS of OPERATIONS

Results of Operations for the Six Months ended June 30, 2019 Compared to the Six Months ended June 30. 2018

Revenue

For the six months ended June 30, 2019 and 2018, we generated no revenue.

General and Administrative Expense

General and administrative expense decreased by $55,130 to $391,043 for the six months ended June 30, 2019 from $446,173 for the six months ended June 30, 2018.

The decrease in general and administrative expenses was primarily due to decreases in the following categories:

•

 $57,250 decrease for professional fees, as a result of a $64,040 decrease in legal services which were partially offset by a $6,790 increase in accounting services. The decrease in legal services was primarily due to the completion of our registration and other corporate matters. The increase in accounting cost resulted from timing differences in the performance of certain matters, and

•	$4,347 decrease in other general and administrative expense primarily due to a $5,000 syn-gas fee incurred in 2018 that did not repeat in 2019.

The foregoing decreases were partially offset by an increase of:

•	$6,153 increase in travel and entertainment due to increased funding and marketing efforts.

Other Expense

Other expense increased $129,920 from $79,327 income (2018) to $50,593 expenses (2019) primarily as a result of the following:

•	dismissal of a litigation resulting in the recovery of a $42,000 reserve placed on the matter, which was a one-time benefit to 2018,
•	a $40,449 expense in 2019 that was associated with the amortization of the beneficial conversion feature, and
•	a $39,147 increase in bad debts due to a recovery in 2018 which did not repeat in 2019.

Net Loss

Net Loss increased by $74,790 to $441,636 for the six months ended June 30, 2019 from $366,846 for the six months ended June 30, 2018. This increase was attributable to the net increases and decreases as discussed above.

Results of Operations for the Three Months ended June 30, 2019 Compared to the Three Months ended June 30. 2018

Revenue

For the three months ended June 30, 2019 and 2018, we generated no revenue.

General and Administrative Expense

General and administrative expense decreased by $63,525 to $182,019 for the three months ended June 30, 2019 from $245,544 for the three months ended June 30, 2018.

The decrease in general and administrative expenses was primarily due to decreases in the following categories:

•

 $69,185 decrease for professional fees, as a result of a $54,075 decrease in legal services and a $15,110 decrease in accounting services. The decrease in legal services was primarily due to the completion of our registration and other corporate matters. The decrease in accounting cost resulted from timing differences in the performance of certain matters between the first and second quarter.

The foregoing decrease was partially offset by increases of:

•	$5,182 increase in travel and entertainment due to increased funding and marketing efforts, and
•	$177 increase in other general and administrative expense which is considered nominal.

Other Expense

Other expense increased $126,468 from $80,771 income (2018) to $45,697 expense (2019) primarily as a result of the following:

•	dismissal of a litigation resulting in the recovery of a $42,000 reserve placed on the matter, which was a one-time benefit to 2018,
•	$40,449 associated with amortization of the beneficial conversion feature, and
•	$39,147 increase in bad debts due to a recovery in 2018 which did not repeat in 2019.

Net Loss

Net Loss increased by $62,943 to $227,716 for the three months ended June 30, 2019 from $164,773 for the three months ended June 30, 2018. This increase was attributable to the net increases and decreases as discussed above.

LIQUIDITY and CAPITAL RESOURCES

We had $0 cash and a working capital deficit of $3,553,140 at June 30, 2019. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties discussed more fully below.

We have sustained operating losses since our inception. At June 30, 2019, we had an accumulated deficit of $11,457,940. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining project contracts, among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

We have satisfied our cash and working capital requirements in the six months ended June 30, 2019, through the support of an affiliate who paid our operational expenses on our behalf, the issuance of convertible loans and the sale of our stock. During the six months ended June 30, 2019, the Company sold 211,200 common shares ranging at $0.16 - $1.00 per share or $43,200 and issued $98,000 in convertible loans. The holders of the convertible loan instrument have the option to convert these loans into common stock at a conversion price of $0.05 per share up to one year from the note issuance.

Comparison of Cash Flows for the Six Months Ended June 30, 2019 (2019) and June 30, 2018 (2018)

Cash Flows from Operating Activities

We used $141,200 of cash in our operating activities in 2019 compared to $242,046 used in 2018. The decrease in cash used of $100,846 was primarily due to $94,040 of cash provided from changes in working capital components as a result of increases in accounts payable and accrued expenses. This increase in cash provided was partially offset by a $4,807 fund usage as a result of the net loss adjusted by non-cash items in the current period compared to the same period one year ago.

Cash Flows from Investing Activities

We received $0 cash provided by our investing activities in 2019 compared to $155,790 provided in 2018. The decrease of $155,790 of cash provided is due to no investing activities in the current period compared to the same period one year ago.

Cash Flows from Financing Activities

We received $141,200 and $86,256 in cash provided from financing activities in 2019 and 2018, respectively. The increase of $54,944 is due to the increase in financing though issuance of convertible loans and the sale of common shares in the current period compared to the same period one year ago.

Financial Position

Total Current Assets – At June 30, 2019 the Company had $1,875 representing advance payments for services.

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

OFF-BALANCE SHEET ARRANGEMENTS

None

GOING CONCERN

The Company has yet to commercialize its products and consequently has generated no revenue, incurring operating losses since inception (June 24, 2005) totaling $11,457,940 at June 30, 2019. During the six months ended June 30, 2019, the Corporation incurred net losses of $441,636. The Company also incurred a working capital deficit of $3,553,140 at June 30, 2019.

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

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of December 31, 2018. This evaluation was carried out by our Principal Executive Officer and our Principal Finance Officer. Based on that evaluation, our Principal Executive Officer and our Principal Finance Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2019, our disclosure controls and procedures were not effective:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued the following common shares during the six months ended June 30, 2019:

•

211,200 common shares, for proceeds of $43,200 to pay operational expenses. The shares were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) of the securities Act of 1933 (the “1933 Act”).

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

EUROSPORT ACTIVE WORLD CORP.

Date: August 19, 2019	By:	/s/ Ralph Hofmeier
Ralph Hofmeier
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph Hofmeier	President, Chief Executive Officer, Director, and	August 19, 2019
Ralph Hofmeier	Chairman (Principal Executive Officer)

/s/ Irma Velazquez	Chief Operating Officer (Principal Financial Officer and	August 19, 2019
Irma Velazquez	Principal Accounting Officer), Director and Vice-Chairman