Form 10-Q
period 2019-09-30
Energy & Water Development Corp
filed 2019-11-19
CIK 1563298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-56030

ENERGY and WATER DEVELOPMENT CORP.

Formerly

EUROSPORT ACTIVE WORLD CORP.

(Exact Name of Registrant as Specified in Its Charter)

Florida	30-0781375
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

444 Brickell Avenue, Suite #51270, Miami, Florida 33131

(Address of Principal Executive Offices, including Zip Code)

Tel No.: 347-871-8927

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

The number of shares outstanding of the registrant’s classes of common stock as of November 18, 2019 was 93,462,483 shares.

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

i

PART I.   FINANCIAL INFORMATION

ITEM 1.   FININCIAL STATEMENTS

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Prepaid expenses	$1,875	$—
TOTAL CURRENT ASSETS	1,875	—

TOTAL ASSETS	$1,875	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,161,516	$861,222
Due to affiliate (Note 5)	303,742	298,313
Convertible loan payables, net of discount (Note 6)	119,746	586,825
Due to officers (Note 5)	2,202,655	1,994,168
Derivative liability	470,151	—
TOTAL CURRENT LIABILITIES	4,257,810	3,740,528

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 500,000,000 shares authorized, no shares issued and outstanding in September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, par value $.001 per share; 1,000,000,000 shares authorized, 93,182,483 and 87,913,933 shares issued and outstanding in September 30, 2019 and December 31, 2018, respectively	93,182	87,914
Additional paid in capital	7,350,518	7,187,862
Accumulated deficit	(11,699,635)	(11,016,304)
TOTAL STOCKHOLDERS' DEFICIT	(4,255,935)	(3,740,528)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,875	$—

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

GENERAL and ADMINISTRATIVE EXPENSES

Management fees to affiliate	$75,000	$75,000	$225,000	$225,000
Officers’ salaries and payroll taxes	80,738	80,738	242,213	242,213
Professional fees	195,796	63,736	261,296	186,486
Travel and entertainment	—	—	8,082	1,928
Other general and administrative expenses	9,613	6,741	15,599	16,761
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	361,147	226,215	752,190	672,388

LOSS FROM OPERATIONS	(361,147)	(226,215)	(752,190)	(672,388)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	199,149	—	199,149	—
Interest and other income (expense), net	(79,697)	11,610	(130,290)	90,937
TOTAL OTHER INCOME (EXPENSE)	119,452	11,610	68,859	90,937

LOSS BEFORE TAXES	(241,695)	(214,605)	(683,331)	(581,451)

TAXES	—	—	—	—

NET LOSS	$(241,695)	$(214,605)	$(683,331)	$(581,451)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - Basic and diluted	92,994,440	87,913,933	90,569,338	87,827,859

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2017	87,201,863	$87,202	$6,476,504	$(10,214,859)	$(3,651,153)

Sale of common stock	—	—	—	—	—
Common stock issued for debt	712,070	712	84,736	—	85,448
Capital contribution to satisfy obligations to SWATE, an affiliate	—	—	626,622	—	626,622
Net Loss	—	—	—	(202,073)	(202,073)
BALANCE AT MARCH 31, 2018 (Unaudited)	87,913,933	87,914	7,187,862	(10,416,932)	(3,141,156)

Net Loss	—	—	—	(164,773)	(164,773)
BALANCE AT JUNE 30, 2018 (Unaudited)	87,913,933	87,914	7,187,862	(10,581,705)	(3,305,929)
Net Loss	—	—	—	(214,605)	(214,605)
BALANCE AT SEPTEMBER 30, 2018 (Unaudited)	87,913,933	$87,914	$7,187,862	$(10,796,310)	$(3,520,534)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2018	87,913,933	$87,914	$7,187,862	$(11,016,304)	$(3,740,528)

Sale of common stock	200,000	200	31,800	—	32,000
Net Loss	—	—	—	(213,920)	(213,920)
BALANCE AT MARCH 31, 2019 (Unaudited)	88,113,933	88,114	7,219,662	(11,230,224)	(3,922,448)

Sale of common stock	11,200	11	11,189	—	11,200
Common stock issued to retire convertible debt	4,611,350	4,611	483,213	—	487,824
Conditional shares issued to debt holders	56,000	56	(56)	—	—
Beneficial conversion feature	—	—	98,000	—	98,000
Net Loss	—	—	—	(227,716)	(227,716)
BALANCE AT JUNE 30, 2019 (Unaudited)	92,792,483	92,792	7,812,008	(11,457,940)	$(3,553,140)

Common stock issued for services	140,000	140	39,060	—	39,200
Common stock issued to debt holders	266,000	266	58,734	—	59,000
Conditional shares issued to debt holders - resolved	(16,000)	(16)	16	—	—
Reclassification of tainted notes	—	—	(559,300)	—	(559,300)
Net Loss	—	—	—	(241,695)	(241,695)
BALANCE AT SEPTEMBER 30, 2019 (Unaudited)	93,182,483	$93,182	$7,350,518	$(11,699,635)	$(4,255,935)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018

CASH FLOW FROM OPERATING ACTIVITIES:
NET LOSS	$(683,331)	$(581,451)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Amortization of debt discount	79,746	—
Common stock issued for services	39,200	—
Change in fair value of derivative liability	(199,149)	—
Bad debt recovery	—	(38,619)
Changes in operating assets and liabilities:
Prepaid expenses	(1,875)	—
Accounts payable and accrued expenses	305,722	13,644
Accrued management fees and due to/from officers	208,487	225,633
Net cash used in operating activities	(251,200)	(380,793)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts from affiliates	—	157,103
Net cash provided by investing activities	—	157,103

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	43,200	—
Payments to related parties	—	(17,000)
Advances from related parties	—	220,690
Proceeds from shareholders’ convertible debentures	208,000	20,000
Net cash provided by financing activities	251,200	223,690

NET CHANGE IN CASH	—	—

CASH AT THE BEGINNING OF THE PERIOD	—	—
CASH AT THE END OF THE PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTION:
Derivative liability discount	$110,000	$—
Conditional shares issued to debt holders	$40	$—
Debt discount related to beneficial conversion feature	$98,000	$—
Stock issued to satisfy convertible debt	$546,824	$712,070

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2019 and December 31, 2018

Note 1. Incorporation and Nature of Operations

In September, 2019, Eurosport Active World Corp. changed its name to Energy and Water Development Corp. (the “Corporation”, “Company”, “EAWC” or “EAWD”) to better present the Company’s purpose and business sector.  The name change received approval by Financial Industry Regulatory Authority (“FINRA”) on October 22, 2019.  The Company was incorporated under the laws of the State of Florida on December 12, 2007.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements (unaudited) include the accounts of Eurosport Active World Corp. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements of Energy and Water Development Corp. for the fiscal year ended December 31, 2018, have been omitted.

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

For the nine months ended September 30, 2019 and 2018, an aggregate of 2,200,000 stock options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

As discussed more fully in Note 6, convertible note holders have the option of converting their loans into common shares commencing on February 19, 2019, the completion of an approved S-1 registration of its common shares. Some note holders were also granted the right to purchase additional shares, however these rights expired after one year from the date of the note. Convertible note holders began exercising their conversion feature in Q2 2019 and as of September 30, 2019, had converted $546,824 of debt into 4,877,350 common shares. If the remaining convertible note holders holding unexercised notes exercised their conversion feature, they would represent 40,000 and 5,347,350 in additional common shares at September 30, 2019 and December 31, 2018, respectively.  The potential shares from both the conversion feature and the rights to purchase additional shares were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2019 and December 31, 2018

Note 2. Summary of Significant Accounting Policies

In addition, as discussed more fully in Note 6, in Q2 2019 the Company issued $98,000 in convertible notes which contained a beneficial conversion feature and in Q3 2019 the Company issued an $110,000 convertible note which contained a conversion feature that provided for a variable number of shares (derivative liability) predicated on the trading value of the Company’s common shares.  Accordingly, at September 30, 2019 there were 3,007,619 potential shares in aggregate from both the convertible notes with the beneficial conversion feature and the convertible note with the conversion feature that provided for a variable number of shares that were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

Fair Value of Financial Instruments

Prepaid, Other Current Assets, Accounts Payable Accrued Expenses, Accrued Salaries and Other Current Liabilities.

The carrying amounts of these items approximated fair value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a measurement date.  A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

Described below are the three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities,

Level 2 – Observable prices that are based on inputs not quoted on active markets, but corroborated by market data,

Level 3 – Unobservable inputs are used when little or no market data is available.

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, our derivative liabilities as of September 30, 2019 and December 31, 2018, were $470,151 and $0, respectively and measured on Level 3 inputs.

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

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2019 and December 31, 2018

Note 4. Going Concern

The Corporation has yet to commercialize its products and consequently has generated no revenue, and has incurred operating losses since it began operations (December 2012) totaling $11,699,635 at September 30, 2019. During the nine months ended September 30, 2019, the Corporation incurred net losses of $683,331. The Company also incurred a working capital deficit of $4,255,935 at September 30, 2019.

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

In the event the Corporation does not generate sufficient funds from issuance of common stock, debt financing or purchase orders, it may be unable to fully implement its business plan and pay its obligations as they become due, any of which circumstances would have a material adverse effect on its business prospects, financial condition, and results of operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 5. Related Party Transactions

Due to officers

Amounts due to officers as of September 30, 2019 and December 31, 2018 are comprised of the following:

	2019	2018
	(Unaudited)
Ralph Hofmeier:
Unsecured advances due to officer	$17,778	$17,678
Accrued salaries	1,137,500	1,025,000
Total due to Ralph Hofmeier	1,155,278	1,042,678

Irma Velazquez:
Unsecured advances due to officer	21,877	38,490
Accrued salaries	1,025,500	913,000
Total due to Irma Velazquez	1,047,377	951,490
	$2,202,655	$1,994,168

Unsecured advances due to officers represent unreimbursed Corporation expenses paid by the officers on behalf of the Corporation. These advances are non-interest bearing and are due on demand.

Accrued salaries represent amounts accrued in accordance with the employment agreements for the Corporation’s Chief Executive Officer and Chief Operating Officer (see note 7).

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2019 and December 31, 2018

Note 5. Related Party Transactions (continued)

Due to/from affiliate

Effective January 2017 the Company engaged EAWC Tecnologias Verdes, SA (“EAWC-TV”) to provide management services, including disbursement processing for $25,000 per month, totaling $300,000 annually. During the first quarter of 2017 and prior, EAWC-TV had been a borrower from EAWD. But starting in the second quarter of 2017 EAWC-TC began repaying EAWD. The balance due to at December 31, 2017 had decreased to $116,643. In April 2018, EAWC-TV completed the repayment of all funds previously borrowed from EAWD and continued to remit its own funds to EAWD suppliers on behalf of EAWD and in satisfaction of EAWD obligations to its suppliers. During the year ending December 31, 2018, EAWC-TV provided $300,000 of services plus $3,620 net in interest and remitted $170,483 to vendors in satisfaction of EAWD obligations. EAWD also remitted $20,000 to EAWC-TV. The balance due to EAWC-TV by EAWD at December 31, 2018 was $298,313.

During the nine months ended September 30, 2019, EAWC-TV provided $225,000 of services plus $10,376 net in interest and remitted $96,712 to vendors in satisfaction of EAWD obligations. EAWD also remitted $226,680 to EAWC-TV. The balance due to EAWC-TV by EAWD at September 30, 2019 was $303,742.

Note 6. Convertible Loans Payable

Convertible notes

From December 2015 through December 2018, the Company issued convertible loans payable to an aggregate of 11 note holders, raising $586,825. These convertible loans are due on demand, unsecured, have no maturity date and are generally non-interest bearing although a few of the notes provide for 2% interest. The note holders have the option to convert the loans into 4,917,350 common shares at conversion prices ranging from $1.00 to $.05 per share. The conversion feature is exercisable for one year after the issuance date of the note. For older notes with expired conversion options, management granted an extension as requested.

The convertible loans issued in 2018 and prior were determined to be solely debt without an equity portion as the Company has determined that these conversion options issued are not beneficial. As such, these convertible debentures have no equity portion and are presented as loans payables in the financial statements. The transaction price for these loans payable reflects the fair value of the instruments issued.

During the nine months ended September 30, 2019, by mutual agreement between the Company and the debt holders, an aggregate of $546,824 of outstanding convertible debt was converted into 4,877,350 common shares of the Company at a conversion price ranging from $0.10 - $1.00 per share. As of September 30, 2019, the Company has issued 40,000 conditional shares to several note holders pending paperwork to complete the conversion. As of September 30, 2019 and December 31, 2018, the Company had outstanding convertible loans of $40,000 and $586,825, respectively.

Convertible notes with beneficial conversion feature

During Q1 2019, the Company issued two convertible loans payable which totaled $98,000. The convertible loans payable are due on February 19, 2020, accrue interest at 0-2% per annum and are convertible into 1,960,000 shares of the Company’s common stock at $0.05 per share which is a discount to the market price on the date of the issuance (beneficial conversion feature). After performing an analysis of the conversion option under ASC Topic 815, “Derivatives and Hedging” and determined that the instrument does not qualify for derivative accounting treatment. The Company therefore performed an analysis if the conversion option was subject to a beneficial conversion feature and determined that it was.  Accordingly, the Company recorded a debt discount of $98,000 for the value of the beneficial conversion feature.  For the nine months ended September 30, 2019 and 2018 the Company amortized debt discount of $65,151 and $0, respectively. As of September 30, 2019 and December 31, 2018, the Company had outstanding convertible loans with a beneficial conversion feature of $98,000 and $0, respectively.

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2019 and December 31, 2018

Note 6. Convertible Loans Payable (continued)

As of September 30, 2019, the number of shares to be issued under the notes are indeterminate. Due to the fact that the number of shares issuable are indeterminate, the equity environment is tainted and the convertible notes are included in the value of the derivative. On the date the equity environment became tainted, the Company recorded a reduction to additional paid in capital in the amount of $559,300 in connection with the initial valuation of the derivative liability of the convertible notes based on the Black Scholes Merton pricing model. The derivative liability related to these convertible notes was $299,300 and $0 as of September 30, 2019, and 2018, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded a gain of $260,000 and $0, respectively, related to the change in fair value on the convertible notes.

Convertible notes with a variable conversion feature

On August 7, 2019, the Company entered into an $110,000 8% convertible note to provide interim financing.  The note bears interest at the rate of 8% per annum. All interest and principal must be repaid before or on August 7, 2020. The note is convertible into common stock, at the holder’s option, at a price equal to 70% of the lowest closing bid price of the common stock during the 20 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by:

(i)

115% if prepaid during the period commencing on the closing date through 60 days thereafter,

(ii)

120% if prepaid 61 days following the closing through 120 days following the closing, and

(iii)

135% if prepaid 121 days following the closing through 180 days following the closing.

After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

The Company has identified the embedded derivatives related to the above described note. This embedded derivative included variable conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivative as of the inception date of the note and to fair value as of each subsequent reporting date.

At the inception of the note, the Company determined the aggregate fair value of $183,809 of embedded derivatives which resulted in a $73,809 loss from fair value charged to current period operations. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	08/07/19	09/30/19

(1) dividend yield of	0%	0%
(2) expected volatility of	316.63%	227.51%
(3) weighted average risk-free interest rate of	1.75%	1.75%
(4) expected life of	1.00 years	0.97 years
(5) estimated fair value	$0.2983	$0.1631

The determined fair value of the embedded derivative was $183,809 at inception and $170,851 at September 30, 2019, resulting in an initial loss of $73,809 and after a $12,958 change in fair value charged to current period operations as non-cash expense, the loss for the period was $60,851. For the nine months ended September 30, 2019 and 2018 the Company amortized debt discount of $14,595 and $0, respectively. As of September 30, 2019 and December 31, 2018, the Company had outstanding convertible loans with a derivative conversion feature of $170,851 and $0, respectively.

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2019 and December 31, 2018

Note 7. Stockholders’ Deficit

During the nine months ended September 30, 2019 the Company engaged in the following equity transactions:

·

sold 211,200 common shares to investors at $0.16 - $1.00 per share for total proceeds of $43,200,

·

issued 4,877,350 common shares for conversion of debt as discussed in Note 6,

·

issued 40,000 conditional shares to existing note holders at $1.00 per share, towards settlement of their convertible notes. However, these note holders have not completed the conversion process into 40,000 common shares, pending the resolution of required documentation.  Given the conditional nature of their documentation, these shares have been reported separately from the group of converting notes and recorded at their par value of $40, and

·

issued 140,000 common shares for a nonexclusive placement agent and financial consulting services valued at $0.28 per share.

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

A summary of information regarding the Corporation’s common stock options outstanding is as follows:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Outstanding at December 31, 2017	2,200,000	$0.10	3.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2018	2,200,000	0.10	2.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at September 30, 2019	2,200,000	$0.10	1.25

The above outstanding options were granted on January 1, 2012, to a former Corporation’s executive. The options vest 20,000 options per month with 2,200,000 being vested and exercisable at September 30, 2019. During the nine months ended September 30, 2019 and 2018, the Corporation did not recognize any stock-based compensation expense as the options were fully vested at December 31, 2016.

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

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2019 and December 31, 2018

Note 9. Commitments and Contingencies (continued)

Lease

On March 1, 2016, the Corporation leased US office space at 3250 Mary Street, Suite 303 Coconut Grove FL 33133 USA from its counsel for monthly rent payments of $300 on a month to month basis. Effective September 2019, the Company leased new office space at 444 Brickell Ave, Suite 51270, Miami, FL 33131.  Rent expense for the nine months ending September 30, 2019 and 2018 amounted to $2,736 and $2,700, respectively.

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

Litigation

Norwood - Action proceeding on concluded litigation, Case Number 10-58982 CA 09 – Miami-Dade County, FL Circuit Court. Nick Norwood vs. Eurosport Active World Corp. and Ralph Hofmeier. The case is resolved. An Agreed Stipulation for Final Judgement was entered into by the plaintiff, Nick Norwood and the Company and Ralph Hofmeier in November 2013 in the total amount (as of that date) of $107,872, which has been entered in the public records against the Company plus approximately $34,000 of accrued statutory interest. The Company is in the process of settling the method and manor of payment to the plaintiff.

CocoGrove – The nature of the litigation was for breach of a lease agreement. This case is concluded with a judgement against the Company in July 2010 for $84,393 plus 6% interest. There have been no efforts to seek collection of this judgement. Management intends to settle this judgement when it is in a financial position to make a payment.

Note 10. Subsequent Events

The Company intends to relocate to and register its world corporate headquarters and has begun a search for suitable office space in Hamburg Germany.

Commencing in the fourth quarter of 2019, the Company began assembling its first sale of a solar powered atmospheric water generation system (“SPAWG”).  The $2.8 million project has an estimate completion time of 6–8 months and represents the initial revenue opportunity for EAWD. Our South African customer has executed a purchase agreement and will execute a lease with a third party leasing company to provide financing.

In October, the Company engaged several nonexclusive placement agents. The placement agent agreements have varying terms with placement fees ranging between 8% to 10% for an equity placement.

The Company entered into an investor relations consulting agreement for which the Company issued 280,000 shares valued at $0.31 per share. Pending issuance of the shares in accordance with the terms of the agreement, the Company had recorded a liability to issue the shares during the period ended September 30, 2019.

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

RESULTS of OPERATIONS

Results of Operations for the Nine Months ended September 30, 2019 Compared to the Nine Months ended September 30. 2018

Revenue

For the nine months ended September 30, 2019, although we signed a contract for the sale of a SPAWG to our South African customer, the build out which began in the fourth quarter of 2019, will take 6-8 months to complete before revenue will occur. This represents the initial revenue opportunity for EAWD.

General and Administrative Expense

General and administrative expense increased by $79,802 to $752,190 for the nine months ended September 30, 2019 from $672,388 for the nine months ended September 30, 2018.

The increase in general and administrative expenses was primarily due to decreases in the following categories:

·

 $74,810 increase for professional fees, as a result of

·

a $65,282 decrease in legal services related to the registration filing expense in 2018 compared to 2019,

·

a $32,700 decrease in general corporate legal matters,

·

a $7,593 decrease in accounting, reporting and tax services, which were partially offset by,

·

a $45,390 increase in services related to the Norwood litigation,

·

a $134,400 increase in financial consulting fees and finders fees to secure additional financing, and

·

a $595 increase for other legal expenses.

·	$6,154 increase in travel and entertainment due to increased funding and marketing efforts.

The foregoing increases were partially offset by a decrease of:

·	$ $1,162 decrease in other general and administrative expense which is considered nominal.

Other Income (Expense)

Other income decreased $22,078 from $90,937 income (2018) to $68,859 income (2019) primarily as a result of the following:

·	a $42,000 recovery of the reserve placed on a litigation matter that was dismissed, a one-time benefit to 2018,
·	a $65,151 expense in 2019 for the amortization of debt discount,
·	a $39,147 bad debt recovery in 2018 which did not repeat in 2019,
·	a $14,655 accounts payable adjustment in 2018 which did not repeat in 2019,
·	a $11,680 increase in interest expense, due to increases in liability balances subject to interest,
·	a $14,595 amortization of derivative liability,
·	a $34,000 charge for statutory interest related to a judgement, and
·	a $199,149 income change in fair value of derivative liability.

Net Loss

Net Loss increased by $101,880 to $683,331 for the nine months ended September 30, 2019 from $581,451 for the nine months ended September 30, 2018. This increase was attributable to the net increases and decreases as discussed above.

Results of Operations for the Three Months ended September 30, 2019 Compared to the Three Months ended September 30. 2018

Revenue

For the three months ended September 30, 2019 and 2018, we have not yet received any revenue from our initial revenue opportunity since the build out, which began in the fourth quarter of 2019, will take 6-8 months to complete before revenue will occur.

General and Administrative Expense

General and administrative expense increased by $134,932 to $361,147 for the three months ended September 30, 2019 from $226,215 for the three months ended September 30, 2018.

The increase in general and administrative expenses was primarily due to increases in the following categories:

·

$132,060 increase for professional fees, as a result of

·

a $50,199 decrease in legal services related to the registration filing expense in 2018 compared to 2019,

·

a $16,500 increase in general corporate legal matters,

·

a $14,383 decrease in accounting, reporting and tax services, which were partially offset by,

·

a $37,780 increase in services related to the Norwood litigation

·

a $134,400 increase in financial consulting fees and finders fees to secure additional financing, and

·

a $7,962 increase for other legal expenses.

·	$2,872 increase in other general and administrative expense which is considered nominal.

Other Income (Expense)

Other income increased $107,842 from $11,610 income (2018) to $119,452 income (2019) primarily as a result of the following:

·	a $14,595 amortization of derivative liability, and,
·	a $14,655 accounts payable adjustment in 2018 which did not repeat in 2019, and
·	a $3,356 increase in interest expense, due to increases in liability balances subject to interest.
·	aa $34,000 increase for statutory interest associated with a judgement,
·	a $24,701 expense in 2019 for the amortization of the beneficial conversion feature, and,
·	a $199,149 income change in fair value of derivative liability.

Net Loss

Net Loss increased by $27,090 to $241,695 for the three months ended September 30, 2019 from $214,605 for the three months ended September 30, 2018. This increase was attributable to the net increases and decreases as discussed above.

LIQUIDITY and CAPITAL RESOURCES

We had $0 cash and a working capital deficit of $4,255,935 at September 30, 2019. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties discussed more fully below.

We have sustained operating losses since our operations began. At September 30, 2019, we had an accumulated deficit of $11,699,635. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining more project contracts, among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

We have satisfied our cash and working capital requirements in the nine months ended September 30, 2019, through the support of an affiliate who paid our operational expenses on our behalf, the issuance of convertible loans and the sale of our stock. During the nine months ended September 30, 2019, the Company sold 211,200 common shares ranging at $0.16 - $1.00 per share or $43,200 and also issued $98,000 in convertible loans with a beneficial conversion feature, The holders of the convertible loan instruments have the option to convert these loans into common stock at a conversion price of $0.05 per share up to one year from the note issuance. The Company also issued $110,000 of convertible loans with a variable conversion feature.  Refer to Note 6 of the financial statements for more information.

Comparison of Cash Flows for the Nine Months Ended September 30, 2019 (2019) and September 30, 2018 (2018)

Cash Flows from Operating Activities

We used $251,200 of cash in our operating activities in 2019 compared to $380,793 used in 2018. The decrease in cash used of $129,593 was primarily due to:

·

$273,057 increase in cash provided from changes in working capital components to $512,334 (2019) compared to $239,277 (2018). The increase was primarily derived from increased vendor support resulting from increases in accounts payable and an increase for investor relation activities in accrued expenses.

·

The above increase in cash provided was partially offset by a $143,464 increase in cash used from net loss and noncash adjustments to $763,534 (2019) compared to $620,070 (2018). This increase in cash used was primarily associated with an increase in net loss that was reduced by adjustments for noncash charges for amortization of debt discount and changes in fair value for derivative liabilities.

Cash Flows from Investing Activities

We received $0 cash provided by our investing activities in 2019 compared to $157,103 provided in 2018. The decrease of $157,103 of cash provided is due to funds provided by our affiliate to support ongoing operations.

Cash Flows from Financing Activities

We received $251,200 (2019) and $223,690 (2018) in cash provided from financing activities. The increase of $27,510 is due to the increase in financing though issuance of convertible loans and the sale of common shares in the current period compared to the same period one year ago.

Financial Position

Total Current Assets – At September 30, 2019 the Company had $1,875 representing advance payments for services.

PLAN OF OPERATION AND FUNDING

We have no lines of credit or other bank financing arrangements. Until we begin to generate revenues and positive cash flow, we expect that working capital requirements will continue to be funded through affiliate loans and/or further issuances of other securities. There is no assurance that we will be able to meet our working capital requirement from these possible sources. Additional issuances of equity or convertible debt will result in dilution to our current shareholders. We may not be able to secure the additional financing necessary to commercialize our products and execute our business strategy, at terms that are acceptable to us.

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

EAWD seeks to promote green technology solutions through commissioned-based distributers and agents worldwide. EAWD anticipates using Made in Germany Green Tech, Swiss and US technologies such as: atmosphere water generators (AWGs), CO2-free energy production, plasma-assisted gasification and sterilizations systems, solar-powered water purification systems, as well as those in solar and wind energy solutions which we may, when our financial condition permits, further develop ourselves.

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

OFF-BALANCE SHEET ARRANGEMENTS

None

GOING CONCERN

As discussed in Note 10 Subsequent Events, the Company has begun to commercialize its products by beginning the build out of its initial revenue opportunity.  Due to the timing of the project build out, the Company has not currently received any revenue and consequently has incurred operating losses since it began operations (December 2012) totaling $11,699,635 at September 30, 2019. During the nine months ended September 30, 2019, the Corporation incurred net losses of $683,331. The Company also incurred a working capital deficit of $4,255,935 at September 30, 2019.

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

In the event the Corporation does not generate more sufficient funds from issuance of common stock, debt financing or purchase orders, it may be unable to fully implement its business plan and pay its obligations as they become due, any of which circumstances would have a material adverse effect on its business prospects, financial condition, and results of operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of December 31, 2018. This evaluation was carried out by our Principal Executive Officer and our Principal Finance Officer. Based on that evaluation, our Principal Executive Officer and our Principal Finance Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2019, our disclosure controls and procedures were not effective:

·	Inadequate segregation of duties,
·	Limited level of multiple reviews among those tasked with preparing the financial statements,
·	Lack of a formal internal control environment.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Management’s conclusion that our disclosure controls and procedures were not effective means that if a fraud or material misstatement of the company’s annual or interim financial statements were to occur; there is a reasonable possibility that they will not be prevented or detected on a timely basis. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Norwood - Action proceeding on concluded litigation, Case Number 10-58982 CA 09 – Miami-Dade County, FL Circuit Court. Nick Norwood vs. Eurosport Active World Corp. and Ralph Hofmeier. The case is resolved. An Agreed Stipulation for Final Judgement was entered into by the plaintiff, Nick Norwood and the Company and Ralph Hofmeier in November 2013 in the total amount (as of that date) of $107,872, which has been entered in the public records against the Company plus approximately $34,000 of accrued statutory interest. The Company is in the process of settling the method and manor of payment to the plaintiff.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued the following common shares during the nine months ended September 30, 2019:

·

sold  211,200 common shares, for proceeds of $43,200 to pay operational expenses. The shares were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) of the securities Act of 1933 (the “1933 Act”).

·

issued 140,000 common shares, for placement agent and financial consulting services of $39,200.

·

issued 4,877,350 common shares for conversion of debt as discussed in Note 6,

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   MINE SAFETY DISCLOSURES

N/A

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Exhibit #	Herewith

31.1	Certification of Principal Executive Officer (Section 302)				*
31.2	Certification of Principal Financial Officer (Section 302)				*
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				*
101	XBRL Interactive Data File				*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energy and Water Development Corp.

Date: November 19, 2019	By:	/s/ Ralph Hofmeier
Ralph Hofmeier
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph Hofmeier	President, Chief Executive Officer, Director, and	November 19, 2019
Ralph Hofmeier	Chairman (Principal Executive Officer)

/s/ Irma Velazquez	Chief Operating Officer (Principal Financial Officer and	November 19, 2019
Irma Velazquez	Principal Accounting Officer), Director and Vice-Chairman