Form 10-K
period 2019-12-31
Energy & Water Development Corp
filed 2020-04-14
CIK 1563298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

Commission file number: 000-56030

ENERGY and WATER DEVELOPMENT CORP.

 (Exact Name of Registrant as Specified in Its Charter)

Florida	30-0781375
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7901 4th Street N STE #4174, St Petersburg, Florida 33702

(Address of Principal Executive Offices, including Zip Code)

Tel No.: 305-517-7330

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☑

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $4,930,566 based on the closing price of $0.49 for the registrant’s common stock as quoted on the OTC Pink Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The number of shares outstanding of the registrant’s classes of common stock as of April 12, 2020 was 96,244,984 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The information contained in this Report, including in the documents incorporated by reference into this Report, includes some statements that are not purely historical and that are "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, but are not limited to, statements regarding our Company and management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the offering on the parties’ individual and combined financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.  The following discussion should be read in conjunction with our financial statements and the related notes included in this Report.

ii

PART I

ITEM 1. BUSINESS.

Company History

Energy and Water Development Corp. (the “Company” or “EAWD”) was originally incorporated as a Delaware corporation on August 23, 2000 under the name Wealthhound.com, Inc.  On December 12, 2007, it was converted into a Florida corporation under the name Eagle International Holdings Group Inc. and, on March 10, 2008, the company changed its name to Eurosport Active World Corporation.

On March 17, 2008, the Company entered into an Agreement and Plan of Acquisition (the “Acquisition Agreement”) with Inko Sport America, LLC (“ISA”), a privately-held Florida limited liability company. In connection with the closing of the Acquisition Agreement, the Company adopted ISA’s business plan and the Company’s current officers and directors were elected to their positions. This transaction was accounted for as a recapitalization effected by a share exchange, wherein ISA was considered the acquirer for accounting and financial reporting purposes. ISA was administratively dissolved in September 2010.

In September 2019, the Company changed its name to Energy and Water Development Corp. to better present the Company’s purpose and business sector.  The name change received approval by Financial Industry Regulatory Authority (“FINRA”) on October 22, 2019.

The Business

We are an engineering services company formed as an outsourcing green tech platform, seeking to exploit renewable technologies.

In view of the increased world-wide demand for water and energy, our business goals are focused on water generation, water purification, and green energy production (waste to energy). To accomplish this, we set out to establish an outsourcing green tech platform, seeking to provide engineering and technical consultation services to design the most sustainable technological solutions that can provide water and energy, as well as manage the waste in a closed cycle. We also intend to secure all required technical, maintenance, education, and training related to the identified technology solutions. To this end the Company has sought the potential collaboration with green tech research and development centers in Europe.

The green tech industry is constantly evolving due to ongoing and increasing water scarcity as well as increased energy need.  Therefore, we believe that by designing the most sustainable renewable solutions to these problems EAWD will become an essential component of a rapidly growing industry with many new markets. The green tech industry is complex because it still requires much promotion and information about its potential. Furthermore, regulations in each country are different and, in many cases, several segments are regulated by both central and local (state, provincial, municipal) governments. EAWD’s approach seeks to assist general business operations with the growth and development of their business, by ensuring the efficient, profitable and sustainable supply/generation of water and energy allowing our potential customers to focus on their business while adopting strategies of sustainability. Using the technology, products, and services licensed or purchased from other technological sources, we believe we will be able to deliver and install a product set that suits the green technology water and/or energy needs of our customers. By using the designed technological solutions and technologies identified and provided by EAWD potential partners, we believe that our potential clients can be free to focus on performance of their operations as well as with the water and energy consumption or generation regulations within their industry. Our clients may be businesses seeking to upgrade their business processes or governmental entities seeking to apply green technology solutions for the water and energy they supply their constituencies.

We continue to be a development stage company. The Company presently outsources most of its engineering and technical services as well as services relating to the promotion, selling, and distribution of the identified technological solutions. We presently have only two employees: Mr. Hofmeier, our President, Chief Executive Officer, Chairman of the Board, and a significant stockholder, and Ms. Velazquez, our Chief Operating Officer, Vice-Chairman, and a significant stockholder.

We seek to focus on four main aspects of the water and energy business: (1) generation, (2) supply, (3) commercialization, and (4) waste to energy. We seek to assist business owners and/or municipalities to build profitable and sustainable supply/generation of water and energy as required, and to sell them the required technology or technical service to enhance their productivity/operability. With its outsourced technical arm and its commission-based global network of vendors, the Company expects to create sustainable added value to each project it takes on while generating revenue from the engineering and technical consultancy services, project management, sale of the various identified technologies, royalties from the commercialization of energy and water in certain cases, and revenues from the licensed innovated technologies.

Our core technological solutions are center around:

•

Self Sufficient Powered Atmosphere Water Generator system - powered by a renewable energy solution, the AWG produces pure potable water from the air’s humidity; drinkable in accordance with World Health Organization (“WHO”) standards. We believe that its innovative design allows its implementation in a challenging geographical location, producing sufficient quantities even in very dry and hot conditions.

•

Waste to Energy Process Design - a Plasma Gasification based process, self-powered by electricity generated by syngas. The process is based on the dissociation (breaking apart) of the molecular bonds of solid, liquid, and gaseous compounds or materials of both hazardous and nonhazardous wastes (feedstock) organic and inorganic. Depending on the type of an operation’s daily input, significant amounts of energy, water, and valuable hydrogen gas for sustainable power generation can be generated.

•

Solar Power Water Purification process - a high-volume water purification solution utilizing solar, photovoltaic energy and, when applicable, a mini-windmill or an alternate source of renewable energy. From the sea, lake, river or stagnant, water is passed through several stages of purification and treatment until it is rendered drinkable in accordance with WHO standards.

We intend to provide customized technology solutions and technical services, based upon client need and preference, which may include any or all of the following:

•	water/energy generation;
•	waste to energy plants;
•	technical assistance;
•	strategic and financial partnering;
•	project management.

The Company also focuses on addressing areas of business, which concentrate on new technological and engineering concepts relating to water and energy generation as well as waste to energy development and those related components that assist in advancing the green tech industry. These include:

•	advancement of self-sufficient powered atmosphere water generators;
•	development of techniques to attain self-sufficient supply of energy;
•	advancement of new ideas on waste to energy implementation;
•	distribution of small, hi-energy cost effective generators;
•	designing, prototyping, and arranging the manufacture of new syngas engines and motors.

Our Business Relationships

Agreements with EAWC Tecnologias Verdes, S.A. (“EAWC-TV”)

Pursuant to a Management and Administrative Services Agreement between the Company and EAWC Tecnologias Verdes, SA (“EAWC-TV”) dated January 1, 2017 (the “MASA”), management and administrative services are provided to the Company by EAWC-TV, a privately-owned Mexican company, 5% of which is owned by Mr. Hofmeier, our President, Chief Executive Officer, Chairman of the Board and a significant stockholder.  Mr. Hofmeier does not hold any management or other personnel position with EAWC-TV.

Pursuant to the MASA, EAWC-TV agreed to provide the following services to the Company:

•

Financial and Accounting Matters – including maintaining the Company’s general ledger, accounts receivable and accounts payable records, and fixed asset records as well as providing or causing to be provided billing and collection services, payroll services, and assistance with regulatory compliance matters.

•	Insurance Matters – including providing or causing to be provided to the Company, insurance with the coverage, insurers and maximum deductibles as may be requested by the Company.

•

IT Services – including certain general information technology services and infrastructure including assistance with installation, and maintenance of telephonic and computer equipment, and use of telephone automatic call distribution networks and systems and email systems and such technical support and maintenance as the Company reasonably requests for the Company and its clients.

•	Web Hosting and Maintenance of Client Web Site –Web hosting and maintenance services for the Company website.

•

Customer Support – providing and performing such services related to technical assistance to the Company, its customers and distributors, including customer training and any other tasks relating such services.

•	Supply Chain Management – services related to the delivery of physical company packages to the Company’s distributors or end-user customers.

•

Development Support – such specific consulting projects and research projects for the Company business development, from time to time, as requested by the Company and upon such terms as may be agreed upon between the Company and EAWC-TV.

•	Other Services Provided – such other services, as may be requested by the Company and agreed upon between the Company and EAWC-TV, from time to time, at such price and upon such terms as agreed.

The Company agreed to pay EAWC-TV $25,000 per month pursuant to the MASA. The agreement terminates on January 1, 2022, unless extended in accordance with its terms.

Our Vision

The mission of EAWD is to provide sustainable water production design and already commercialized systems as well as energy design and systems based on high efficiency and renewable sources, and also smart grid and storage solutions. Through a combination of the best design and configuration of AquaTech, EnergyTech and waste management assisted solutions and technologies, we believe that it is possible to create a completely self-sufficient energy generation and water production system, which can be used at the same time to meet the potable water requirements as well as the electrical energy needs of businesses, communities and entire states or municipalities, like California in the United States or Cape Town in South Africa.

EAWD seeks to promote its green technology solutions via commission-based distributers and agents worldwide. EAWD anticipates using green tech technologies made in Germany, Switzerland, and the United States such as: atmosphere water generators (AWGs), CO2-free energy production (steam energy generators), plasma-assisted gasification and sterilizations systems, solar-powered water purification systems, as well as those in solar and wind energy solutions which we may, when our financial condition permits, further develop ourselves.

Today we have potential technology partners, technology transfer agreements, and technology representation agreements in place relating to aspects of renewable energy and water supply and we believe one of our key unique selling features and capabilities are these relationships. We also believe that one of our key unique selling features and capabilities is the combination of the different disciplines of water, energy, and waste management.

The Company plans to generate revenue through the sale of engineering and technical consultancy services, sales of various identified technologies, and royalties from the sales of energy and/or water in certain projects.

The technological solutions offered by our Company are the following:

Energy and Water Development Corp
Engineering
Research &Development
Water
Energy
Waste to Energy (WtE)
e-AWGs
Energy Storage
Plasma Converter System
Aqua Mission Systems
Waste to Energy Systems
Plasma Asisted Gassification Technology
e-Water Purification Systems
Energy Generation Systems
Plasma Arc Flow
AFTER SALES TECHNICAL ASSITANCE-MAINTENANCE-TRANING & EDUCATION

Self Sufficient Powered Atmosphere Water Generators (eAWGs) & Aqua Mission Systems

Today, atmosphere water generators (AWGs) are standard equipment in many places; however, operating AWGs requires high amounts of energy that is often not available in the places where they are needed most, making the price for the generated water very high.  Our innovative e-AWGs is designed to have an internal power supply and ability to provide power.  Our e-AWG system produces sufficient quantities of potable water even in very dry and hot climate conditions and can be scaled to almost any size, community, and/or population. Presently, AWGs are largely used in Asian and African countries. The majority of manufacturers of AWGs, which rely on dehumidifying, are located in China. Almost every U.S. based AWG brand is also supplied by manufacturers in China.

By contrast, EAWD uses an 80-year old proven German technology for condensate water from the air based on A/C technology.  We believe that this method allows higher, more efficient, sustainable performance and a larger quantity of water generation than the Chinese-made equipment because of its internal power supply and because it does not require high humidity to function. Based on  its AWG tech from AQUA SOCIETY GmbH, Germany (registered under German patent number 2009/140944), EAWD has the rights to use this German technology for ninety-nine years. Our e-AWGs line is different in size from the standard AWG water generator line. Our e-AWGs is energy self-sufficient and can condense large amounts of water out of the atmosphere and we believe it could be a solution in countries around the world that deal with issues of water scarcity. EAWD plans to introduce the e-AWGs to the UN in the last fiscal quarter of 2020, with the hopes of initially supplying it to large refugee camps around the world in need of fresh water.

Our e-AWG with an internal power supply works by first inhaling large volumes of air, then cooling the air down to the dew point, and finally collecting, filtering, and mineralizing the resulting condensed water. Through this process, pure drinking water is created that meets the quality standards of the WHO.  In regions with high temperatures and high humidity levels, a single machine can generate up to 50,000 liters or 15,000 gallons of water per day. The OCTAGON line starts at 150,000 gallons and can expand the water supply to ONE acre-feet/day, which we believe, in effect, is essentially the ability to produce an unlimited supply of water.

Solar Power Water Purification Systems

EAWD also seeks to respond to the growing need for drinking water by proposing a water purification solution utilizing solar, photovoltaic energy and, when applicable, a mini-windmill or other alternate source of renewable energy. The design of the system is ready to be built and delivered on demand.

Generally, drinking water can is produced by passing sea water, lake water, river water, or stagnant water through several stages of purification and treatment until it is rendered drinkable in accordance with WHO standards. In the case of sea or stagnant water, we recommend a treatment via reverse osmosis membranes, which permits the retention of dissolved solids and results in obtaining water of drinking quality. If the water being treated emanates from lakes or rivers, we recommend treatment via an ultrafiltration membrane which functions by retaining suspended materials such as colloids, viruses and bacteria. The systems proposed by EAWD are containerized and contain all the equipment necessary to function autonomously, in part due to an automatic cleansing system that can be accessed remotely via satellite or the internet. Moreover, the machines use available renewable energy sources such as solar or wind.

Plasma Converter System (PCS)

We believe that one of the primary strengths and capabilities of the Company is the synergistic combination of the complementary disciplines of water, energy, and waste management. EAWD seeks to offer a closed-loop elemental recycling system that we believe will safely destroy waste and produce commodity products, including water, energy, syngas, fertilizers, CO2 certificates (CO2 certificates represent the amount of emissions that are compensated for), and the real and closed cycle of waste management. We believe that the EAWD waste to energy system can achieve this without producing harmful, noxious or dangerous by-products, effluents or emissions. The materials fed into the process are actual feed stocks, such as household waste and solid sewage waste.

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

Worldwide Business Relationships

EAWD has commission-based agents and distributors strategically placed around the world. The Company has sales agents in Germany, Mexico, and the United States. The Company also has dealers located in United States, India, Pakistan, Canada, Australia, Colombia, Nepal, and Kenya. In total, we work with 34 commission-based agents and distributors to promote and sell EAWD’s technology solutions.

We believe that this worldwide presence through our agents and distributors will provide us access to the most important markets in need of energy, fresh water and waste to energy solutions.

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

Government Regulation

The manufacturing, processing, testing, packaging, labeling and advertising of the technologies that we sell may be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the U.S. Department of Agriculture, the Environmental Protection Agency, and by the standards provided by the U.S. Department of Health and Human Services and the World Health Organization for drinking water. Our operations may also be regulated by various agencies of states, localities, and foreign countries in which consumers reside. Currently, the technologies we intend to use in our solutions and our services are not subject to any governmental regulation although it is possible that the FDA may choose to regulate the quality of water produced from atmospheric water generating machines in the near future.

Since the Company may be subject to a wide range of regulation covering every aspect of our business as mentioned above, we cannot predict the nature of any future U.S. laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the business in the future. Although the regulation of water is less restrictive than that of drugs and food additives, we cannot offer assurance that the current statutory scheme and regulations applicable to water will remain less restrictive. Further, we cannot assure you that, under existing laws and regulations, or if more stringent statutes are enacted, regulations are promulgated, or enforcement policies are adopted, we are or will be in compliance with these new statutes, regulations or enforcement policies without incurring material expenses or adjusting our business strategy. Any laws, regulations, enforcement policies, interpretations or applications applicable to our business could require the reformulation of products, all of which are supplied by third parties, to meet new standards or the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

Employees

As of December 31, 2019, we had two full-time employees. Over time, we will be required to hire employees or continue to engage independent contractors in order to execute the projects necessary to grow and develop the business. These decisions will be made by our officers and directors, if and when appropriate. We work with approximately 34 commission-based agents and brokers around the world to promote the Company and sell our technological solutions and services. These agents and brokers are independent contractors with whom we have contractual relationships and are compensated solely based on commission.

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

ITEM 1A. RISK FACTORS.

As a smaller reporting company, the Company is not required to include the disclosure required under this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our registered office is located at 7901 4th Street N STE #4174, St. Petersburg, Florida 33702. Our telephone number is +1 (727) 677-9408. Office services are contracted for on a month-to-month basis.

We do not own any real property. We may procure additional space as we add employees and expand geographically. We believe that our current facilities are adequate to meet our needs for the immediate future and that should it be needed; suitable additional space will be available to accommodate expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS.

CocoGrove – The nature of the litigation was for breach of a lease agreement.  This case is concluded with a judgement against the Company on July 7, 2010 for $84,393 plus 6% interest, Case No. 09-81555 CA 21 in Miami-Dade County, Florida.  There have been no efforts to seek collection of this judgement.  Management intends to resolve this matter when it is in a financial position to make a payment.

Norwood – Action proceeding on concluded litigation, Case Number 10-58982 CA 09 – Miami-Dade County, FL Circuit Court. Nick Norwood vs. Eurosport Active World Corp. and Ralph Hofmeier. The case is resolved. An Agreed Stipulation for Final Judgement was entered into by the plaintiff, Nick Norwood and the Company and Ralph Hofmeier in November 2013 in the total amount (as of that date) of $107,872, which has been entered in the public records against the Company plus approximately $34,000 of accrued statutory interest. The Company is in the process of settling the method and manor of payment to the plaintiff.

EAWD vs Packard and Co-Defendant Nick Norwood - Case number 18-031011 CA-01 Miami-Dade County Circuit Court.

The company is requesting the proof of payment for shares issued in 2008.

Except as set forth above, we are not currently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

On March 24, 2020, the closing price of our common stock was $0.10 per share as reported on the OTC Pink Marketplace.

The following table sets forth for the respective periods indicated the prices of our common stock in this market as reported and summarized by the OTC Markets. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	HIGH	LOW
Fiscal Year 2019:
First Quarter	$3.75	$0.40
Second Quarter	$1.53	$0.40
Third Quarter	$0.52	$0.15
Fourth Quarter	$0.43	$0.10

Fiscal Year 2018:
First Quarter	$0.17	$0.08
Second Quarter	$0.21	$0.10
Third Quarter	$1.00	$0.10
Fourth Quarter	$0.58	$0.35

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

Holders

As of December 31, 2019, we had 701 record holders of our common stock, holding 93,462,483 shares of common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of bank, brokers and other nominees.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our Board of Directors and depends upon our earnings, if any, our capital requirements and financial position, and general economic conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Securities authorized for issuance under equity compensation plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” for the information required by this item.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2019, the Company issued $330,000 in convertible debentures. The holders of such instruments have the option to convert these convertible debentures into common stocks at conversion prices ranging from $0.05 to $0.20.

During 2019, holders of convertible debentures exercised their conversion options on convertible debentures amounting to $546,824 in exchange for 4,877,350 shares of common stock.

The sale and the issuance of the foregoing securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”). We made this determination based on the representations of each investor, as applicable, which included, in pertinent part, that each such investor was either (a) an “accredited investor” within the meaning of Rule 501 of Regulation D or (b) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act and upon such further representations from each investor that (i) such investor acquired the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) such investor agreed not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) such investor had knowledge and experience in financial and business matters such that he, she or it was capable of evaluating the merits and risks of an investment in us, (iv) such investor had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) such investor had no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for such securities issued in reliance upon these exemptions.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, the Company is not required to include the disclosure required under this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introductory Statement

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2019 and 2018 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Report.  This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

[The coronavirus disease could significantly disrupt our operations and could have a material adverse impact on our business.

An outbreak of a new respiratory illness caused by coronavirus disease 2019 (“COVID-19”) has resulted in hundreds of thousands of infections and tens of thousands of deaths worldwide, as of the date of filing of this Report, and continues to spread in China and abroad, including to the United States and Europe. The outbreak of COVID-19 or of other epidemics could materially and adversely affect our business, financial condition and results of operations. If the coronavirus worsens in any regions in which we have material operations or sales, our business activities originating from affected areas, including sales, manufacturing and supply chain related activities, could be adversely affected. Disruptive activities could include the temporary closure of our manufacturing facilities and those used in our supply chain processes, restrictions on the export or shipment of our products, significant cutback of ocean container delivery from China, business closures in impacted areas, and restrictions on our employees’ and consultants’ ability to travel and to meet with customers. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain it or treat its impact, among others. COVID-19 could also result in social, economic and labor instability in the countries in which we or our customers and suppliers operate.

If workers at one or more of our offices or the offices of our suppliers or manufacturers become ill or are quarantined and in either or both events are therefore unable to work, our operations could be subject to disruption. Further, if our manufacturers become unable to obtain necessary raw materials or components, we may incur higher supply costs or our manufacturers may be required to reduce production levels, either of which may negatively affect our financial condition or results of operations. The extent to which COVID-19 affects our results will depend on future developments that are highly uncertain and cannot be predicted, including actions to contain COVID-19 or treat its effect, among others.]

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

Basis of Presentation

The consolidated financial statements include the accounts of Energy and Water Development Corp and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

As of December 31, 2019, and 2018, the Corporation does not believe any uncertain tax positions exist that would result in the Corporation having a liability to the taxing authorities. The Corporation’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the consolidated statement of operations. The Corporation’s tax returns for the years ended 2012 through 2018 are subject to examination by the federal and state tax authorities. The Corporation’s tax returns for the tax year ended 2019 has not been filed.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. As of December 31, 2019 and 2018, we had recorded a full valuation allowance on our U.S. net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Fair Value of Financial Instruments

Prepaid, Other Current Assets, Accounts Payable Accrued Expenses, Accrued Salaries, complex conversion features in note instruments and Other Current Liabilities.

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

Comparison of the fiscal years ended December 31, 2019 and December 31, 2018

Revenue

For the fiscal years 2019 and 2018, we generated no revenue.

General and Administrative Expense

General and administrative expense increased by $115,714 or 13.3% to $988,903 for the year ended December 31, 2019 from $873,189 for the year ended December 31, 2018. The following discussion provides further explanation of the change in each item.

There was $114,479 in increased professional fees, which includes financial consulting, accounting services and legal fees.  The bulk of the increase came from a $134,400 increase in financial consulting directed towards securing funding, which was partially offset by a $19,921 decrease in accounting services and a near breakeven in legal fees compared to the prior period.  In addition to the increase in professional fees, we incurred increases and decreases in the following items:

•	$5,658 increase for travel and entertainment a result of focusing resources on financing and offering activities rather than product commercialization;
•	$743 increase for advertising and marketing also a result of focusing resources on financing and offering activities; and
•	$5,167 decrease for other general and administrative expenses.

Other Income

Other Income decreased by $11,456 to $60,288 for the year ended December 31, 2019 from $71,744 for the year ended December 31, 2018 primarily due to the following:

•	$255,505 increase in other income related to changes in fair value resulting from a derivative liability associated with a loan issued during 2019 which partially offset;
•	$266,961 increase in interest expense also related to issuance of debt instruments which incurred interest and resulted in amortization of debt discount in 2019;

Net Loss

Net Loss increased by $127,170 to $928,615 for the year ended December 31, 2019 from $801,445 for the year ended December 31, 2018. This increase was attributable to the increase in general and administrative expenses partially offset by other income, as discussed above.

Liquidity and Capital Resources

We had cash of $0 and a working capital deficit of $4,360,260 at December 31, 2019. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties discussed more fully below.

We have sustained operating losses since our inception. At December 31, 2019, we had an accumulated deficit of $11,944,919. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining project contracts, among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

We also satisfied our cash and working capital requirements in 2019 and 2018, primarily through Company expenses paid by an affiliate EAWC-TV and the issuance of convertible debentures. During 2019, the expenses paid on behalf of the Company totaled $155,537 by an affiliate EAWC-TV. During the years ended December 2019 and 2018, the Company issued $330,000 and $20,000 respectively, in convertible debentures. The holders of the instrument have the option to convert these convertible debentures into common stocks at conversion prices ranging from $0.05 to $0.20.  During 2019, holders of convertible debentures exercised their conversion options on convertible debentures amounting to $546,824 in exchange for 4,877,350 shares of common stock.

The above $330,000 of debentures were issued in various forms.  $98,000 of the debentures were originally issued in the form of a beneficial conversion feature (“BCF”) but were subsequently tainted by the issue of $110,000 in debentures with conversion features that made the number of shares to issue in conversion indeterminate.  An additional $122,000 of simple convertible notes with option to purchase additional shares were issued, which contain fixed conversion terms. The transaction price for these loans payable reflects the fair value of the instruments.

Comparison of Cash Flows for the Years Ended December 31, 2019 and December 31, 2018

Cash Flows from Operating Activities

We used $373,200 of cash in our operating activities in 2019 compared to $20,000 used in 2018.  The increase in cash used of $353,200 is due primarily to a $313,755 reduction in working capital provided by working capital components of $548,838 for 2019 compared to $862,593 in 2018.  Cash used by the net loss and net cash adjustments added an additional 39,445 cash used of $922,038 in 2019 compared to $882,593.

Cash Flows from Investing Activities

We used or provided no funds from our investing activities in 2019 and 2018.

Cash Flows from Financing Activities

We received $373,000 and $20,000 in cash from financing activities in 2019 and 2018, respectively.  The increase of $353,200 is due to additional financing in 2019 through $330,000 convertible debentures plus $43,200 in stock sales to investors in the current period compared to the same period one year ago.

Financial Position

Total Assets – The Company had assets of $30,375 consisting primarily of deposits to suppliers for future delivery of goods and services in 2019 compared to 2018.

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

The mission of EAWD is to provide sustainable water production design and already commercialized systems as well as energy design and systems based on high efficiency and renewable sources, and also smart grid and storage solutions. Through a combination of the best design and configuration of AquaTech, EnergyTech and waste management assisted solutions and technologies, we believe that it is possible to create a completely self-sufficient energy generation and water production system, which can be used at the same time to meet the potable water requirements as well as the electrical energy needs of businesses, communities and entire states or municipalities, like California in the United States or Cape Town in South Africa.

EAWD seeks to promote green technology solutions through commissioned-based distributers and agents worldwide. EAWD anticipates using green tech made in Germany, Switzerland, and the United States such as: atmosphere water generators (AWGs), CO2-free energy production, plasma-assisted gasification and sterilizations systems, solar-powered water purification systems, as well as those in solar and wind energy solutions which we may, when our financial condition permits, further develop ourselves.

Today we have potential technology partners, technology transfer agreements, and technology representation agreements in place relating to aspects of renewable energy and water supply and we believe one of our key unique selling features and capabilities are these relationships. We also believe that one of our key unique selling features and capabilities is the combination of the different disciplines of water, energy, and waste management.

The Company plans to generate revenue through the sale of engineering and technical consultancy services, sales of various identified technologies, and royalties from the sales of energy and/or water in certain projects.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Related Party Transactions

Due to officers

Amounts due to officers as of December 31, 2019 and 2018 are:

	2019	2018
Ralph Hofmeier:
Unsecured advances due to officer	$17,778	$17,678
Accrued salaries	1,175,000	1,025,000
Total due to Ralph Hofmeier	1,192,778	1,042,678
Irma Velazquez:
Unsecured advances due to officer	20,992	38,490
Accrued salaries	1,063,000	913,000
Total due to Irma Velazquez	1,083,992	951,490
	$2,276,770	$1,994,168

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

On January 9, 2020, the Company entered into a Settlement Agreement with each of Mr. Hofmeier and Ms. Velazquez  whereby (i) Mr. Hofmeier agreed to receive an aggregate 1,022,095 shares of Common Stock and 2,002,488 shares of Series A Preferred Stock in full and complete satisfaction of an aggregate $1,175,000 in unpaid compensation owed to him pursuant to his January 1, 2012 employment agreement with the Company and (ii) Ms. Velazquez agreed to receive an aggregate 1,022,095 shares of Common Stock and 1,778,488 shares of Series A Preferred Stock in full and complete satisfaction of an aggregate $1,063,000 in unpaid compensation owed to her pursuant to her January 1, 2012 employment agreement with the Company.

Due to/from affiliate

Effective January 1, 2017 the Company engaged EAWC Tecnologias Verdes, SA (“EAWC-TV”) to provide management services pursuant to the MASA, including disbursement processing for $25,000 per month, totaling $300,000 annually. During the first quarter of 2017 and prior, EAWC-TV had been a borrower from EAWD. But starting in the second quarter of 2017 EAWC-TC began repaying EAWD. The balance due to at December 31, 2017 had decreased to $116,643. In April 2018, EAWC-TV completed the repayment of all funds previously borrowed from EAWD and continued to remit its own funds to EAWD suppliers on behalf of EAWD and in satisfaction of EAWD obligations to its suppliers. During the year ending December 31, 2018, EAWC-TV provided $300,000 of services plus $3,620 net in interest and remitted $170,483 to vendors in satisfaction of EAWD obligations. EAWD also remitted $20,000 to EAWC-TV. The balance due to EAWC-TV by EAWD at December 31, 2018 was $298,313.

During the year ended December 31, 2019, EAWC-TV provided $200,000 of paid services and $100,000 of accrued services plus $13,389 net in interest and remitted $155,537 to vendors in satisfaction of EAWD obligations. EAWD also remitted $358,540 to EAWC-TV. The balance due to EAWC-TV by EAWD at December 31, 2019 was $4,959 in paid charges and $100,000 in unpaid services.  In addition, EAWC-TV also functions as a distributor of EAWD product and as such, has placed a $550,000 order for a solar powered atmospheric water generator (“AWG”) for an EAWC-TV customer, which has been secured by EAWC-TV accepting a $303,742 reduction in the amount due to EAWC-TV in exchange for a customer deposit with EAWD.  The deposit will be repaid out of proceeds from the sale, when performance has occurred.  The equipment is being built in Germany.

Going Concern Qualification

The Company has begun to commercialize its products by beginning the build out of its initial revenue opportunity.  Due to the timing of the project build out, the Company has not currently received any revenue and consequently has incurred operating losses since it began operations (December 2012) totaling $11,944,919 at December 31, 2019. During the year ended December 31, 2019, the Company incurred net losses of $928,615. The Company also incurred a working capital deficit of $4,360,260 at December 31, 2019. We are an early stage company and have generated losses from operations since inception. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share.

The Company’s ability to transition attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business.

Based on current operating levels, the Company will need to raise additional funds in the first half of 2020. Management of the Company intends to raise additional funds through the issuance of equity securities or debt or from deposits related to purchases orders on proposals pending customer acceptance. There can be no assurance that such financing or orders will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The ability of the Company to continue as a going concern depends upon its ability to obtain funding to finance operating losses until the Corporation is profitable and these factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to include the disclosure required under this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements notes to the financial statements and the respective reports of the Company’s independent registered accountants required to be filed in response to this Item 8 begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

In connection with the preparation of this Form 10–K, our management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective.

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

As of December 31, 2019, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO) and identified material weaknesses. Due to financial constraints, we have not fully implemented a remediation plan. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees.

The specific material weaknesses that management identified in our internal controls as of December 31, 2019 are as follows:

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

Plans for Remediation of Material Weaknesses

We intend to implement changes to strengthen our internal controls in addition to the enhanced controls discussed above. We are in the process of implementing a remediation plan for the identified material weaknesses and we expect that work on the plan will continue throughout 2020, as financial resources permit. Specifically, to address the material weaknesses arising from insufficient accounting personnel, the Company plans to hire a full-time Chief Financial Officer. The Company is currently formalizing its policies and procedures in writing and to improve the integration of its financial consolidation and reporting system into non accounting departments. Where appropriate, the Company is receiving advice and assistance from third-party experts as it implements and refines its remediation plan.

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended December 31, 2019, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Principal Positions with Us
Mr. Ralph Hofmeier	58	President, Chief Executive Officer, and Chairman of the Board of Directors
Ms. Irma Velazquez	53	Chief Operating Officer and Vice-Chairman of the Board of Directors

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

Board Committees and Corporate Governance

Our board of directors has no separate committees and our board of directors acts as the audit committee and the compensation committee. The functions of those committees are being undertaken by our Board. Because we do not have any independent directors, our Board believes that the establishment of committees of our Board would not provide any benefits to our Company and could be considered more form than substance. We do not yet have an audit committee financial expert serving on our board of directors.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at 7901 4th Street N STE #4174, St Petersburg, Florida 33072, Attention: Corporate Secretary, or by facsimile (727) 677-9408 or email to hofmeierr@eawctechnologies.com. The envelope or subject line should indicate that it contains a stockholder communication.

Shareholders who would like their submission directed to a member of the board may so specify, and the communication will be forwarded, as appropriate.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees and officers, including those officers responsible for financial reporting, and directors. The code of business conduct and ethics is included as an exhibit to this Report.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than ten percent (10%) of the Common Stock to file with the SEC the initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this Report any failure to file reports by such dates during fiscal year 2019. During the fiscal year ended December 31, 2019, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis, with the exception of our officers, directors and greater than 10 percent (10%) beneficial owners listed in the table below:

Name	Number of Late Reports	Description
Ralph Hofmeier	1	Mr. Hofmeier’s Form 3 was not filed on a timely basis.
Irma Velazquez	1	Ms. Valezquez’ Form 3 was not filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation earned by our President and Chief Executive Officer and our Chief Operating Officer, and our only officers, for the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Ralph Hofmeier (1)(3)	2019	150,000	—	150,000
President and Chief Executive Officer	2018	150,000	—	150,000

Irma Velazquez (2)(3)	2019	150,000	—	150,000
Chief Operating Officer	2018	150,000	—	150,000

———————

(1)	Pursuant to an employment agreement dated January 1, 2012. Accrued.
(2)	Pursuant to an employment agreement dated January 1, 2012. Accrued.
(3)

On January 9, 2020, accrued salaries totaling $2,238,000, ($1,175,000 Hofmeier and $1,063,000 Velazquez) were paid with the issuance of 2,044,190 shares (1,022,095 shares each to Hofmeier and Velazquez) of common stock and 3,780,976 shares (2,002,488 shares to Hofmeier and 1,778,488 shares to Velazquez) of Series A preferred stock.

Outstanding Equity Awards at Fiscal Year-End Table

The named executive officers had no outstanding equity awards at December 31, 2019 and 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our voting stock beneficially owned, as of March 26, 2020, by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, and (iv) all executive officers and directors as a group:

	Common Stock		Series A Preferred Stock
Name and address of beneficial owner.	No. of Shares	% of Class (1)	No. of Shares	% of Class (1)(3)
Directors and Officers
Mr. Ralph Hofmeier(2)	18,237,917	17.38%	2,002,488	52.96%
7901 4th Street N STE #4174, St Petersburg, Florida 33702
Ms. Irma Velazquez(2)	30,537,483	29.10%	1,778,488	47.04%
7901 4th Street N STE #4174, St Petersburg, Florida 33702
All officers and directors as a group (two persons)	48,775,400	46.48%	3,780,976	100.00%
5% Security Holders:
Andrea Hofmeier (2)	8,000,000	7.62%
Eugene Hunt	8,096,000	7.72%

(1)

Applicable percentages are based on 104,932,880 – common shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)

Ralph Hofmeier is the record holder of 18,237,917 shares of common stock. Irma Velazquez, the wife of Ralph Hofmeier is the record holder of 30,537,483 shares of common stock, over which both Mr. Hofmeier and Ms. Velazquez have joint voting and dispositive power. Andrea Hofmeier, the divorced wife (2012) of Ralph Hofmeier, is the record holder of 8,000,000 shares of common stock.

(3)

Applicable percentages are based on 3,780,976 – Series A preferred shares outstanding, adjusted as required by rules of the SEC. Series A preferred shares provide for voting rights at 5 votes per preferred share.

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

Equity Compensation Plan Information as of December 31, 2019

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,200,000	$—	2,800,000
Equity compensation plans not approved by security holders	—	$—	—
Total	2,200,000	$—	2,800,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The following is a summary of transactions since the years ended December 31, 2018 and 2019 to which we have been a party in which the amount involved exceeded the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our then directors, executive officers or holders of more than 5% of any class of our stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest. See also “Executive Compensation” for additional information regarding compensation of related parties.

Due to officers

Amounts due to officers as of December 31, 2019 and 2018 are comprised of the following:

	2019	2018
Ralph Hofmeier:
Unsecured advances due to officer	$17,778	$17,678
Accrued salaries	1,175,000	1,025,000
Total due to Ralph Hofmeier	1,192,778	1,042,678
Irma Velazquez:
Unsecured advances due to officer	20,992	38,490
Accrued salaries	1,063,000	913,000
Total due to Irma Velazquez	1,083,992	951,490
	$2,276,770	$1,994,168

Unsecured advances due to officers represent unreimbursed company expenses paid by the officers on behalf of the company. During the year ended December 31, 2019 and 2018, respectively, the company accrued salaries of $150,000 per year each for Ralph Hofmeier our Chief Executive Officer and Irma Velazquez our Chief Operating Officer. On January 9, 2020, the Company executed settlement and release agreements settling accrued salaries due to Ralph Hofmeier and Irma Velazquez, respectively.  In satisfaction of $1,175,000 of accrued salaries due to Ralph Hofmeier, he received 1,022,095 shares of common stock and 2,002,488 shares of Series A preferred stock. In satisfaction of $1,063,000 of accrued salaries due to Irma Velazquez, she received 1,022,095 shares of common stock and 1,778,488 shares of Series A preferred stock.

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

Due to/from affiliate

Effective January 1, 2017 the Company engaged EAWC Tecnologias Verdes, SA (“EAWC-TV”) to provide management services pursuant to the MASA, including disbursement processing for $25,000 per month, totaling $300,000 annually. During the first quarter of 2017 and prior, EAWC-TV had been a borrower from EAWD. But starting in the second quarter of 2017 EAWC-TC began repaying EAWD. The balance due to at December 31, 2017 had decreased to $116,643. In April 2018, EAWC-TV completed the repayment of all funds previously borrowed from EAWD and continued to remit its own funds to EAWD suppliers on behalf of EAWD and in satisfaction of EAWD obligations to its suppliers. During the year ending December 31, 2018, EAWC-TV provided $300,000 of services plus $3,620 net in interest and remitted $170,483 to vendors in satisfaction of EAWD obligations. EAWD also remitted $20,000 to EAWC-TV. The balance due to EAWC-TV by EAWD at December 31, 2018 was $298,313.

During the year ended December 31, 2019, EAWC-TV provided $200,000 of paid services and $100,000 of accrued services plus $13,389 net in interest and remitted $155,537 to vendors in satisfaction of EAWD obligations. EAWD also remitted $358,540 to EAWC-TV. The balance due to EAWC-TV by EAWD at December 31, 2019 was $4,959 in paid charges and $100,000 in unpaid services.  In addition, EAWC-TV also functions as a distributor of EAWD product and as such, has placed a $550,000 order for a solar powered atmospheric water generator (“AWG”) for an EAWC-TV customer, which has been secured by EAWC-TV accepting a $303,742 reduction in the amount due to EAWC-TV in exchange for a customer deposit with EAWD.  The deposit will be repaid out of proceeds from the sale, when performance has occurred.  The equipment is being built in Germany.

Related Person Transaction Policy

Our Board considers and approves or disapproves any related person transaction. The Company’s written policies and procedures on related party transactions cover any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which: (i) the Company (or any subsidiary) is a participant; (ii) any related party has or will have a direct or indirect interest; and (iii) the aggregate amount involved (including any interest payable with respect to indebtedness) will or may be expected to exceed $120,000, except that there is no $120,000 threshold for members of the audit committee (if any). A related party is any: (i) person who is or was (since the beginning of the two fiscal years preceding the last fiscal year, even if they do not presently serve in that role) an executive officer, director or nominee for election as a director; (ii) greater than five percent (5%) beneficial owner of the Company’s common stock; or (iii) immediate family member of any of the foregoing. An immediate family member includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and any person (other than a tenant or employee) sharing the same household as such person.

In determining whether to approve or ratify a related party transaction, the Board, or disinterested directors, as applicable, will take into account, among other factors it deems appropriate: (i) whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; (ii) the nature and extent of the related party’s interest in the transaction; (iii) the material terms of the transactions; (iv) the importance of the transaction both to the Company and to the related party; (v) in the case of a transaction involving an executive officer or director, whether the transaction would interfere with the performance of such person’s duties to the Company; and (vi) in the case of a transaction involving a non-employee director or a nominee for election as a non-employee director (or their immediate family member), whether the transaction would disqualify the director or nominee from being deemed an “independent” director, and whether the transaction would disqualify the individual from serving on the audit committee or the compensation committee (if any) or other committees of the Board under applicable exchange and other regulatory requirements.

The Board only approves those related party transactions that are on terms comparable to, or more beneficial to us than, those that could be obtained in arm’s length dealings with an unrelated third party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid by us to MaloneBailey, our current independent registered public accounting firm, for the years ended December 31, 2019 and December 31, 2018.

MaloneBailey	2019	2018
Audit Fees (1)	$34,000	$21,000
Audit Related Fees (2)	$4,000	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

———————

(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – these fees reasonably related to the performance of the audit or review of our annual financial statements that are not reported above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. See Index, which appears on page F-1 hereof.

(2)

Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)	Exhibits. The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b)	The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of such parties. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

•	may apply standards of materiality that differ from those of a reasonable investor; and

•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Exhibit #	Herewith

3.1	Amended and Restated Articles of Incorporation	8-K	1/31/2020	3.1

3.2	Bylaws	S-1	8/1/2018	3.2

4.1	Schedule of Convertible Debentures	S-1/A	10/15/2018	10.15

10.1	License Agreement with Swiss Water Tech Research and Development S.A.	S-1	10/7/2015	10.1

10.2	International Services Contract with Swiss Water Tech Research and Development S.A.	S-1	10/7/2015	10.2

10.3*	Employment Agreement with Ralph M. Hofmeier	S-1	10/7/2015	10.3

10.4*	Employment Agreement with Irma Velazquez	S-1	10/7/2015	10.4

10.5	Amendment dated June 29, 2015 to License Agreement with Swiss Water Tech Research and Development S.A.	S-1	8/1/2018	10.5

10.6	Amendment dated January 29, 2016 to License Agreement with Swiss Water Tech Research and Development S.A.	S-1	8/1/2018	10.6

10.7	Termination of International Services Contract with Swiss Water Tech Research and Development S.A. dated November 1, 2016	S-1	8/1/2018	10.7

10.8	Management and Administrative Services Agreement with EAWC Tecnologias Verdes SA DE CV dated January 1, 2017	S-1	8/1/2018	10.8

10.9*	Non-Qualified Stock Option Agreement for Brian Misiunas	S-1	8/1/2018	10.9

10.10	March 15, 2015 Commercial Agreement with EAWD Tecnologias Verdes SA de CV	S-1/A	10/15/2018	10.10

10.11	March 15, 2017 revised agreement with EAWC Tecnologias Verdes SA de CV	S-1/A	10/15/2018	10.11

10.12	November 2nd, 2017, contract Award Confirmation for Arriyadh Development Authority (ADA) of Saudi Arabia	S-1/A	10/15/2018	10.12

10.13	March 23, 2017 representation letter agreement with HIS WILL Innovations, LTD a South Africa based company	S-1/A	10/15/2018	10.13

10.14	Termination Agreement with SWATE of the License and Research Agreement	S-1/A	10/15/2018	10.14

14.1	Code of Ethics	Filed
31.1	Certification of Principal Executive Officer (Section 302)	Filed
31.2	Certification of Principal Financial Officer (Section 302)	Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)	Furnished**
101	XBRL

———————

*

Indicates management contract or compensatory plan.

**

In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY AND WATER DEVELOPMENT CORP.

Date: April 14, 2020	By:	/s/ Ralph Hofmeier
Ralph Hofmeier, Chief Executive Officer (Principal Executive Officer)
Date: April 14, 2020	By:	/s/ Irma Velazquez
Irma Velazquez, Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph Hofmeier	Chief Executive Officer, President, Chairman of the Board (Principal Executive Officer)	April 14, 2020
Ralph Hofmeier

/s/ Irma Velazquez	Chief Operating Officer and Vice Chairman of the Board (Principal Financial Officer and Principal Accounting Officer)	April 14, 2020
Irma Velazquez

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Energy and Water Development Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Energy and Water Development Corp. and its subsidiaries (formerly Eurosport Active World Corp.) (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 14, 2020

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Consolidated Balance Sheets

	December 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Prepaid expenses	$30,375	$—
TOTAL CURRENT ASSETS	30,375	—

TOTAL ASSETS	$30,375	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,137,446	$861,222
Customer/investor deposit (Note 6)	313,742	—
Due to affiliate distributor (Note 6)	4,959	298,313
Convertible loan payables, net of discount (Note 7)	243,923	586,825
Due to officers (Note 5)	2,276,770	1,994,168
Derivative liability	413,795	—
TOTAL CURRENT LIABILITIES	4,390,635	3,740,528

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 500,000,000 shares authorized, no shares issued and outstanding in December 31, 2019 and December 31, 2018, respectively	—	—
Common stock, par value $.001 per share; 1,000,000,000 shares authorized, 93,462,483 and 87,913,933 shares issued and outstanding in December 31, 2019 and December 31, 2018, respectively	93,462	87,914
Additional paid in capital	7,491,197	7,187,862
Accumulated deficit	(11,944,919)	(11,016,304)
TOTAL STOCKHOLDERS' DEFICIT	(4,360,260)	(3,740,528)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$30,375	$—

See accompanying notes to the consolidated financial statements.

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2019	2018

GENERAL and ADMINISTRATIVE EXPENSES
Management fees to affiliate	$300,000	$300,000
Officers’ salaries and payroll taxes	322,950	322,950
Professional fees	339,605	225,126
Travel and entertainment	8,082	2,424
Other general and administrative expenses	18,266	22,689
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	988,903	873,189

LOSS FROM OPERATIONS	(988,903)	(873,189)

OTHER INCOME
Change in fair value of derivative	255,505	—
Interest income (expense), net	(195,217)	71,744
TOTAL OTHER INCOME	60,288	71,744

LOSS BEFORE TAXES	(928,615)	(801,445)

TAXES	—	—

NET LOSS	$(928,615)	$(801,445)

Loss per share - Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding - Basic and diluted	91,264,815	87,849,554

See accompanying notes to the consolidated financial statements.

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Consolidated Statement of Changes in Stockholders’ Deficit

For the years ended December 31, 2019 and 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2017	87,201,863	$87,202	$6,476,504	$(10,214,859)	$(3,651,153)

Common stock issued to satisfy related party liability	712,070	712	84,736	—	85,448
Capital contribution on settlement of related party liability	—	—	626,622	—	626,622
Net loss	—	—	—	(801,445)	(801,445)
BALANCE AT DECEMBER 31, 2018	87,913,933	$87,914	$7,187,862	$(11,016,304)	$(3,740,528)
Sale of common stock	211,200	211	42,989	—	43,200
Common stock issued for services	420,000	420	125,580	—	126,000
Common stock issued to satisfy convertible debt	4,877,350	4,877	541,947	—	546,824
Conditional shares issued to debt holders	40,000	40	(40)	—	—
Beneficial conversion feature	—	—	98,000	—	98,000
Reclassification of tainted notes	—	—	(559,300)	—	(559,300)
Debt discount	—	—	54,159	—	54,159
Net loss	—	—	—	(928,615)	(928,615)
BALANCE AT DECEMBER 31, 2019	93,462,483	$93,462	$7,491,197	$(11,944,919)	$(4,360,260)

See accompanying notes to the consolidated financial statements.

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2019	2018

CASH FLOW FROM OPERATING ACTIVITIES:
NET LOSS	$(928,615)	$(801,445)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Amortization of debt discount	136,082	—
Bad debt (recovery) expense (Note 4)	—	(39,148)
Common stock issued for services	126,000	—
Change in fair value of derivative liability	(255,505)	—
Reversal of contingent liability	—	(42,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(30,375)	—
Accounts payable and accrued expenses	276,224	562,593
Accrued management fees and due to/from officers	282,602	300,000
Other current liabilities	313,742	—
Due to affiliates	(293,355)	—
Net cash used in operating activities	(373,200)	(20,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts from affiliates	—	—
Net cash provided by (used in) investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures	330,000	20,000
Proceeds from sale of stock	43,200	—
Net cash provided by financing activities	373,200	20,000

NET CHANGE IN CASH	—	—

CASH AT THE BEGINNING OF THE PERIOD	—	—
CASH AT THE END OF THE PERIOD	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Common stock issued to satisfy related party liability	$—	$85,448
Capital contribution on settlement of related party liability	$—	$626,622
Derivative liability discount	$110,000	$—
Debt discount related to beneficial conversion feature	$98,000	$—
Debt discount related to warrant purchase option	$54,159	$—
Conditional shares issued to debt holders	$40	$—
Common stock issued to satisfy convertible debt	$546,824	$—
Reclassification of tainted notes	$559,300	$—

See accompanying notes to the consolidated financial statements.

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Notes to Consolidated Financial Statements

Note 1. Incorporation and Nature of Operations

Energy and Water Development Corp.  (formerly Eurosport Active World Corp.) (the “Corporation”, “Company” or “EAWD”), was incorporated under the laws of the State of Florida on December 12, 2007.  In September, 2019, the Company changed its name from Eurosport Active World Corp. to Energy and Water Development Corp. to better present the Company’s purpose and business sector.  We are an engineering services company formed as an outsourcing green tech platform, seeking to exploit renewable energy and water technologies.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Energy and Water Development Corp. (formerly Eurosport Active World Corp.) and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

Cash and Cash Equivalents

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has no cash and cash equivalents at December 31, 2019 and 2018.

Fair Value of Financial Instruments

Prepaid, Other Current Assets, Accounts Payable Accrued Expenses, Accrued Salaries, complex conversion features in note instruments and Other Current Liabilities.

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

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, our derivative liabilities as of December 31, 2019 and December 31, 2018, were $413,795 and $0, respectively and measured on Level 3 inputs.

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

As of December 31, 2019 and 2018, the Corporation does not believe any uncertain tax positions exist that would result in the Corporation having a liability to the taxing authorities. The Corporation’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the consolidated statement of operations. The Corporation’s tax returns for the years ended 2012 through 2018 are subject to examination by the federal and state tax authorities. The Corporation’s tax returns for the tax year ended 2019 have not been filed.

Stock-Based Payments

In June 2018, the FASB issued ASU 2018-07, “Improvements to Non-Employee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to non-employees for goods and services by expanding the scope of ASC Topic 718, “Compensation – Stock Compensation”. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU 2018-07 did not have a significant impact on the Company’s consolidated financial statements.

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

For the years ended December 31, 2019 and 2018, an aggregate of 2,200,000 stock options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)

As discussed more fully in Note 6, convertible note holders have the option of converting their loans into common shares commencing on February 19, 2019, the completion of an approved S-1 registration of its common shares. Some note holders were also granted warrants to purchase additional shares, however these warrants expired after one year from the date of the note. Convertible note holders began exercising their conversion feature in Q2 2019 and as of December 31, 2019, had converted $546,824 of debt into 4,877,350 common shares. If the remaining convertible note holders of unexercised notes exercised their conversion feature and additional purchase option, they would represent 5,380,000 and 4,917,350 in additional common shares at December 31, 2019 and December 31, 2018, respectively.  The potential shares from both the conversion feature and the rights to purchase additional shares were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

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

Note 4. Going Concern

The Company has received a deposit on its first order, which it has not yet delivered, consequently it has recognized no revenue.  The Company has incurred operating losses since it began operations (December 2012) totaling $11,944,919 at December 31, 2019. During the year ended December 31, 2019, the Corporation incurred net losses of $928,615. The Company also incurred a working capital deficit of $4,360,260 at December 31, 2019.

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

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Notes to Consolidated Financial Statements

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

Note 5. Related Party Transactions

Due to officers

Amounts due to officers as of December 31, 2019 and 2018 are comprised of the following:

	2019	2018
Ralph Hofmeier:
Unsecured advances due to officer	$17,778	$17,678
Accrued salaries	1,175,000	1,025,000
Total due to Ralph Hofmeier	1,192,778	1,042,678

Irma Velazquez:
Unsecured advances due to officer	20,992	38,490
Accrued salaries	1,063,000	913,000
Total due to Irma Velazquez	1,083,992	951,490
	$2,276,770	$1,994,168

Unsecured advances due to officers represent unreimbursed Corporation expenses paid by the officers on behalf of the Corporation. These advances are non-interest bearing and are due on demand.

Accrued salaries represent amounts earned for services rendered in accordance with the employment agreements for the Corporation’s Chief Executive Officer and Chief Operating Officer but unpaid as of December 31, 2019 and 2018.  As discussed further in Note 10, on January 9, 2020, accrued salaries totaling $2,238,000 were paid with the issuance of 2,044,190 shares of common stock and 3,780,976 shares of Series A preferred stock.

Due to affiliate

Effective February 1, 2013, the Corporation entered into an exclusive 10 year Technology Transfer Agreement and License Agreement (the “Technology Transfer and License Agreement”) with Swiss Water Tech Research & Development S.A. (SWATE), an entity owned and controlled by the Corporation’s Chief Executive Officer and Chief Operating Officer who are the primary beneficiaries. Under the terms of the agreement, SWATE:

•	will transfer to the Corporation the license to manufacture products developed by SWATE;
•	will provide all know-how and technical assistance necessary for the exploitation of their licensed patents and the manufacture of certain products; and
•	will grant the Corporation the use of certain related trademarks.

During the ensuing years, the Corporation did not generate any revenue as a result of the products and licenses related to the Technology Transfer and License Agreement, accordingly the Corporation was only required to pay to SWATE a minimum annual royalty fee stipulated in the agreement. During 2013 the Corporation accrued the minimum fee of approximately $542,000 in accordance with the terms of the agreement, which was settled in 2014. Subsequently, SWATE waived licenses fees for the years ended December 31, 2014, 2015, 2016 and 2017.

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Notes to Consolidated Financial Statements

Note 5. Related Party Transactions (continued)

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

Effective February 1, 2013, the Corporation also entered into an International Service Contract with SWATE (the “SWATE Service Contract”). Under this agreement, SWATE provided operations management, engineering and technical services to the Corporation. The SWATE Service Contract has a term of five years, and provides for a monthly service fee of $35,000, plus out-of-pocket expenses.

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

Note 6. Other Current Liabilities

Due to affiliate distributor

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

During the year ended December 31, 2019, EAWC-TV provided $200,000 of paid services and $100,000 of accrued services plus $13,389 net in interest and remitted $155,537 to vendors in satisfaction of EAWD obligations. EAWD also remitted $358,540 to EAWC-TV. The balance due to EAWC-TV by EAWD at December 31, 2019 was $4,959 in paid charges and $100,000 in unpaid services.

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Notes to Consolidated Financial Statements

Note 6. Other Current Liabilities (continued)

Customer deposit

In addition to providing management services and disbursement processing to EAWD as described above, EAWC-TV also functions as a distributor of EAWD products and engineering services.  EAWC-TV, having secured EAWD’s first customer, has placed a $550,000 order for a solar powered atmospheric water generator (“AWG”) for one of its customers.  EAWC-TV and the Company agreed to accept a $303,742 reduction in the balance owed by EAWD to EAWC-TV as a deposit with EAWD related to this order.  The deposit will be satisfied through delivery of the equipment when performance has occurred.  The equipment is being built in Germany.

Investor deposit

On December 16, 2019, the Company received $10,000 from a potential investor to purchase 50,000 shares of the Company’s common stock.  The Company has not received the required signed and completed subscription stock purchase agreements and accordingly has not issued the shares.  This deposit is recorded in the balance sheet as a transaction deposit until instructions are formalized and signed purchase documents are received.

Note 7. Convertible Loans Payable

As of December 31, 2019 and 2018, the balance of convertible loans payable net of discount was $243,923 and $586, 825, respectively.  The notes were issued in several different forms as discussed below.

Convertible loans

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

These convertible loans, issued in 2018 and prior, were determined to be solely debt without an equity portion as the Company has determined that these conversion options issued are not beneficial. As such, these convertible debentures have no equity portion and are presented as loans payables in the financial statements. The transaction price for these loans payable reflects the fair value of the instruments issued.

During the year ended December 31, 2019, by mutual agreement between the Company and the debt holders, an aggregate of $546,824 of outstanding convertible debt was converted into 4,877,350 common shares of the Company at a conversion price ranging from $0.10 - $1.00 per share. In addition, the Company has issued 40,000 conditional shares to several note holders pending paperwork to complete the conversion. As of December 31, 2019 and December 31, 2018, the Company had outstanding convertible loans in this form of $40,000 and $586,825, respectively.

Convertible notes with beneficial conversion feature

During the first quarter of 2019, the Company issued two unsecured, convertible loans payable one for $50,000 and one for $48,000 which are due on February 19, 2020.  The $50,000 note accrues no interest whereas the $48,000 note accrues interest at 2% per annum.  Combined, the notes are convertible into 1,960,000 shares of the Company’s common stock at $0.05 per share which is a discount to the market price on the date of the issuance (beneficial conversion feature). After performing an analysis of the conversion option under ASC Topic 815, “Derivatives and Hedging” and determined that the instrument does not qualify for derivative accounting treatment. The Company therefore performed an analysis if the conversion option was subject to a beneficial conversion feature and determined that it was.  Accordingly, the Company recorded a debt discount of $98,000 for the value of the beneficial conversion feature.  For the year ended December 31, 2019 and 2018 the Company amortized debt discount of $89,852 and $0, respectively. As of December 31, 2019 and December 31, 2018, the Company had outstanding convertible loans with a beneficial conversion feature of $98,000 and $0, respectively, less unamortized debt discount of $8,148 and $0, respectively.

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Notes to Consolidated Financial Statements

Note 7. Convertible Loans Payable (continued)

As discussed further below, on August 7, 2019, the Company entered into an $110,000 8% unsecured, convertible note that contained an embedded derivative which made the number of shares to be issued under the notes to be indeterminate.  Due to the fact that the number of shares issuable are indeterminate, the equity environment was tainted, and the convertible notes are included in the value of the derivative.  On August 7, 2019, the date the equity environment became tainted, the Company recorded a reduction to additional paid in capital in the amount of $559,300 in connection with the initial valuation of the derivative liability of the convertible notes based on the Black Scholes Merton pricing model.

The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	08/07/19	12/31/19

(1) dividend yield of	0%	0%
(2) expected volatility of	232.19%	98.05%
(3) weighted average risk-free interest rate of	1.75%	1.48%
(4) expected life of	.46 years	0.06 years
(5) estimated fair value	$0.2847	$0.1450

The derivative liability related to these convertible notes was $413,795 and $0 as of December 31, 2019, and 2018, respectively. During the years ended December 31, 2019 and 2018, the Company recorded a gain of $255,505 and $0, respectively, related to the change in fair value on the convertible notes.

Convertible notes with a variable conversion feature

On August 7, 2019, the Company entered into an $110,000 8%, unsecured, convertible note to provide interim financing.  The note bears interest at the rate of 8% per annum. All interest and principal must be repaid before or on August 7, 2020. The note is convertible into common stock, at the holder’s option, at a price equal to 70% of the lowest closing bid price of the common stock during the 20 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by:

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

The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	08/07/19	12/31/19

(1) dividend yield of	0%	0%
(2) expected volatility of	316.63%	215.22%
(3) weighted average risk-free interest rate of	1.75%	1.60%
(4) expected life of	1.00 years	0.72 years
(5) estimated fair value	$0.2983	$0.1409

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Notes to Consolidated Financial Statements

Note 7. Convertible Loans Payable (continued)

At the inception of the note, August 7, 2019, the Company determined the aggregate fair value of the embedded derivatives was $183,809 which resulted in a $73,809 loss from fair value charged to current period operations.  The Company recorded $110,000 as a derivative liability discount at inception. At December 31, 2019, the Company determined the aggregate fair value of the embedded derivatives had fallen to $129,477 which resulted in a $54,332 change in fair value credited to current period operations.  The loss for the period due to change in fair value was $19,477. For the years ended December 31, 2019 and 2018 the Company also had a note balance of $110,000 and $0, respectively, less $70,540 and $0 of unamortized note discount, respectively. As of December 31, 2019 and December 31, 2018, the Company had an outstanding derivative liability of $129,477 and $0, respectively.

Fair value as of December 31, 2018	$—
Fair value on the date of issuance recorded as debt discount	183,809
Fair value on the date of issuance recorded as loss on derivative	(73,809)
Gain on change in fair value of derivatives	(255,505)
Reclassification of tainted notes to derivative	559,300
Fair value as of December 31, 2019	$413,795

Convertible notes with purchase option

On or about November 19, 2019, the Company issued two Non-interest bearing convertible notes aggregating $122,000. The notes mature 1 year from issuance and are convertible into 610,000 shares of common stock or $0.20 per share.  The notes also contained an option to purchase an additional 610,000 for $0.20 per share.  We evaluate the notes under ASC 815-40-25-39 and determined that they were conventional convertible notes as they do not have an adjustable conversion option.

The fair value of the purchase option was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	11/19/19

(1) dividend yield of	0%
(2) expected volatility of	242.12%
(3) weighted average risk-free interest rate of	1.53%
(4) expected life of	1.00 years
(5) estimated fair value	$0.1027

At the inception of the note, the Company determined the relative fair value of the purchase option was $54,159. As of December 31, 2019 and December 31, 2018, the Company had outstanding convertible loans with a purchase option of $122,000 and $0, respectively, less unamortized debt discount of $47,389 and $0, respectively. For the year ended December 31, 2019 and 2018 the Company amortized debt discount of $6,770 and $0, respectively.

Note 8. Shareholders’ Deficit

Preferred Stock

Authorized: 500,000,000 shares of voting preferred stock with a par value of $0.001. No shares issued or outstanding.

Common Stock

Authorized: 1,000,000,000 shares of voting common stock with a par value of $0.0001.

During fiscal 2018, the Company issued 712,070 of common shares to a related party in satisfaction of an outstanding liability. The transaction was valued at $85,448, however, since a related party was involved, $626,622 of value was recorded as a capital contribution.

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Notes to Consolidated Financial Statements

Note 8. Shareholders’ Deficit (continued)

During fiscal 2019, the Company sold 211,200 shares of common stock to investors providing $43,200 in proceeds and issued 420,000 shares as payment of $126,000 for services. The Company also issued 4,877,350 shares in satisfaction of $546,824 in convertible notes. In addition, the Company recorded 40,000 valued at $40 in par value of conditional shares issued to shareholders.

Note 9. Stock Option Plan

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

A summary of information regarding the Corporation’s common stock options outstanding is as follows:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Outstanding at December 31, 2017	2,200,000	$0.10	3.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2018	2,200,000	0.10	2.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2019	2,200,000	$0.10	1.0

The above outstanding options were granted on January 1, 2012, to a former Corporation’s executive. The options vest 20,000 options per month with 2,200,000 being vested and exercisable at December 31, 2018. During the years ended December 31, 2019 and 2018, the Corporation did not recognize any stock-based compensation expense as the options were fully vested at December 31, 2016.

Note 10. Commitments and Contingencies

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

Lease

On March 1, 2016, the Corporation leased US office space at 3250 Mary Street, Suite 303 Coconut Grove FL 33133 USA from its counsel for monthly rent payments of $300 on a month to month basis. Rent was waived from March 2016 through July 2017. Rent expense in the years ending December 31, 2019 and 2018 amounted to $2,736 and $3,600, respectively.

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Notes to Consolidated Financial Statements

Note 10. Commitments and Contingencies (continued)

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

EAWD vs Packard and Co-Defendant Nick Norwood - Case number 18-031011 CA-01 Miami-Dade County Circuit Court.

The company is requesting the proof of payment for shares issued in 2008.

Note 11. Income Taxes

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

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The Company did not have an income tax provision or benefit for the year ended December 31, 2019 and 2018. The Company has incurred losses and therefore has provided a full valuation against net deferred tax assets as December 31, 2019 and 2018.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the year ended December 31, 2019 and 2018 were as follows:

	2019	2018
Income tax benefit at U.S. statutory rate of 21%
Net operating loss carryforward	$(125,809)	$(168,218)
State income tax net of Federal benefits	(26,030)	(34,805)
Adjustment to 2018 NOL carryforward to 21% tax rate	—	1,071,247
Non-deductible expenses	—	—
Change in valuation allowance	151,839	(868,224)

Total provision for income tax	$—	$—

Energy and Water Development Corp.

(Formerly Eurosport Active World Corp.)

Notes to Consolidated Financial Statements

Note 11. Income Taxes (continued)

The Company’s approximate net deferred tax assets as of December 31, 2019 and 2018 were as follows:

	2019	2018
Deferred tax assets
Net operating loss carryforward	$2,022,693	$1,870,854
	—	—

Total deferred tax assets	2,022,693	1,870,854
Valuation allowance	(2,022,693)	(1,870,854)

Net deferred tax assets	$—	$—

Net operating loss carry-forwards in the amount of approximately $7.9 million will expire beginning December 31, 2033.

The net change in the valuation allowance for the years ended December 31, 2019 and 2018 was an increase of $151,839 and a decrease of $868,224, respectively.   The valuation allowance increased as a result of losses in the current period.

Note 12. Subsequent Events

•

The Company has begun the process of registration for a branch in Hamburg, Germany, but intends to maintain its principal place of business in the United States. The Company has initiated an agreement with Florida Registered Agent LLC to provide a registered address, mail and call forwarding services. The contract is renewable annually.

•

On January 9th, 2020, written consent was signed by board of Directors to amend and restated articles of incorporation of EAWD to provide for 3,780,976 shares of a new class of Series A preferred Stock.  The Series A preferred shares are voting at the conversion rate, receive dividends at the conversion rate and are convertible at 1 Series A share for 5 common shares.

•

On January 9, 2020, settlement and release agreements were signed by Ralph Hofmeier and Irma Velazquez regarding the accrued compensation due to each of them. Ralph Hofmeier received 1,022,095 common shares and 2,002,488 Series A preferred shares in satisfaction of $1,175,000 of accrued salaries. Irma Velazquez received 1,022,095 common shares and 1,778,488 Series A preferred shares in satisfaction of $1,063,000 of accrued salaries.

•

Between February 12, 2020 and March 6, 2020, the Company entered into seven convertible notes with private lenders, that accrue no interest, are unsecured mature in one year and are convertible at $0.10 per share.  The Company raised $97,000 in which can be converted into 970,000 common shares.  The note holders have a warrant to acquire an additional 970,000 shares.

•

On January 23, 2020 and February 27, 2020, the Company entered into two convertible notes with an equity lender, that accrues 8% interest, mature in one year and are convertible at variable rates based on 70% of market price of the common shares trailing 20 days.  The Company raised $120,000 net of $10,000 of original issue discount.

•

In February and March 2020 the Company issued a total of 738,311 shares of common stock to a lender to convert $38,500 of debt.