Form 10-Q
period 2020-03-31
Energy & Water Development Corp
filed 2020-06-30
CIK 1563298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

The number of shares outstanding of the registrant’s classes of common stock as of June 15, 2020 was 100,620,350 shares.

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

i

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Energy and Water Development Corp.

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Prepaid expenses	$126,265	$30,375
TOTAL CURRENT ASSETS	126,265	30,375

TOTAL ASSETS	$126,265	$30,375

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,194,886	$1,137,446
Customer/investor deposit (Note 6)	313,742	313,742
Due to Commercial Distributor & Services Supplier distributor (Note 6)	—	4,959
Convertible loan payables, net of discount (Note 7)	394,036	243,923
Due to officers (Note 5)	108,770	2,276,770
Derivative liability	237,489	413,795
TOTAL CURRENT LIABILITIES	2,248,923	4,390,635

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 500,000,000 shares authorized, 3,780,976 and 0 shares issued and outstanding in March 31, 2020 and December 31, 2019, respectively	3,781	—
Common stock, par value $.001 per share; 1,000,000,000 shares authorized, 96,244,984 and 93,462,483 shares issued and outstanding in March 31, 2020 and December 31, 2019, respectively	96,245	93,462
Additional paid in capital	9,733,534	7,491,197
Accumulated deficit	(11,956,218)	(11,944,919)
TOTAL STOCKHOLDERS' DEFICIT	(2,122,658)	(4,360,260)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$126,265	$30,375

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

GENERAL and ADMINISTRATIVE EXPENSES

Management fees to Commercial Distributor & Services Supplier	$75,000	$75,000
Officers’ salaries and payroll taxes	80,738	80,738
Professional fees	67,484	47,185
Travel and entertainment	33	2,900
Other general and administrative expenses	7,285	3,201
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	230,540	209,024

LOSS FROM OPERATIONS	(230,540)	(209,024)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	322,948	—
Interest and other income (expense), net	(103,707)	(4,896)
TOTAL OTHER INCOME (EXPENSE)	219,241	(4,896)

LOSS BEFORE TAXES	(11,299)	(213,920)

TAXES	—	—

NET LOSS	$(11,299)	$(213,920)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and diluted	95,546,644	87,998,377

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2018	—	$—	87,913,933	$87,914	$7,187,862	$(11,016,304)	$(3,740,528)

Sale of common stock			200,000	200	31,800	—	32,000
Net Loss			—	—	—	(213,920)	(213,920)

BALANCE AT MARCH 31, 2019 (Unaudited)	—	$—	88,113,933	$88,114	$7,219,662	$(11,230,224)	$(3,922,448)

BALANCE AT DECEMBER 31, 2019	—	$—	93,462,483	$93,462	$7,491,197	$(11,944,919)	$(4,360,260)

Common and preferred stock issued to satisfy accrued payroll to officers	3,780,976	3,781	2,044,190	2,044	2,232,175	—	2,238,000
Conversion of debt	—	—	691,522	692	37,808	—	38,500
Conversion of interest and fees		—	46,789	47	2,573	—	2,620
Derivative settled upon conversion of debt	—	—	—	—	23,940	—	23,940
Reclassification of equity to liability for derivatives			—	—	(54,159)	—	(54,159)
Net Loss			—	—	—	(11,299)	(11,299)

BALANCE AT MARCH 31, 2020 (Unaudited)	3,780,976	$3,781	96,244,984	$96,245	$9,733,534	$(11,956,218)	$(2,122,658)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

CASH FLOW FROM OPERATING ACTIVITIES:
NET LOSS	$(11,299)	$(213,920)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Amortization of debt discount	98,036	—
Change in fair value of derivative liability	(322,948)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(95,890)	(2,325)
Accounts payable and accrued expenses	60,060	11,158
Accrued management fees and due to/from officers	—	75,087
Due to Commercial Distributor & Services Supplier	(4,959)	—
Due to officers	70,000	—
Net cash used in operating activities	(207,000)	(130,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	—	32,000
Proceeds from convertible loans	207,000	98,000
Net cash provided by financing activities	207,000	130,000

NET CHANGE IN CASH	—	—

CASH AT THE BEGINNING OF THE PERIOD	—	—
CASH AT THE END OF THE PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTION:
Common and preferred stock issued to satisfy accrued payroll to officers	$2,238,000	$—
Common stock issued for interest and fees	$2,620	$—
Common shares issued to convert debt	$38,500	$—
Debt discount	$(109,880)	$—
Derivative settled upon conversion of debt	$23,940	$—
Reclassification of equity to liability for derivatives	$(54,159)	$—

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2020 and December 31, 2019

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements (unaudited) include the accounts of Eurosport Active World Corp. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements of Energy and Water Development Corp. for the fiscal year ended December 31, 2019, have been omitted.

Certain reclassifications have been made in Fiscal 2019 results to conform to the presentation used in Fiscal 2020.  These reclassifications had no effect on the reported results of operations of the Company.

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

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, our derivative liabilities as of March 31, 2020 and December 31, 2019, were $237,489 and $413,795, respectively and measured on Level 3 inputs.

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

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2020 and December 31, 2019

Note 2. Summary of Significant Accounting Policies

For the three months ended March 31, 2020 and 2019, an aggregate of 2,200,000 stock options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

As discussed more fully in Note 6, convertible note holders have the option of converting their loans into common shares subject to the terms and features offered by the specific convertible notes. Some note holders were also granted purchase options to purchase additional shares subject to the features of each purchase option. If the convertible note holders of unexercised convertible notes exercised their conversion feature and the additional purchase options, they would represent 8,575,622 and 5,380,000 in additional common shares at March 31, 2020 and December 31, 2019, respectively.  The potential shares from both the conversion feature and the rights to purchase additional shares were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

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

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2020 and December 31, 2019

Note 4. Going Concern

The Company has received a deposit on its first order, which it has not yet delivered, consequently it has recognized no revenue.  The Company has incurred operating losses since it began operations (December 2012) totaling $11,956,218 at March 31, 2020. During the three months ended March 31, 2020, the Corporation incurred net losses of $11,299. The Company also incurred a working capital deficit of $2,122,658 at March 31, 2020.

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

Note 5. Related Party Transactions

Due to officers

Amounts due to officers as of March 31, 2020 and December 31, 2019 are comprised of the following:

	2020	2019
	(Unaudited)
Ralph Hofmeier:
Unsecured advances due to officer	$17,778	$17,778
Accrued salaries	37,500	1,175,000
Total due to Ralph Hofmeier	55,278	1,192,778

Irma Velazquez:
Unsecured advances due to officer	15,992	20,992
Accrued salaries	37,500	1,063,000
Total due to Irma Velazquez	53,492	1,083,992
	$108,770	$2,276,770

Unsecured advances due to officers represent unreimbursed Corporation expenses paid by the officers on behalf of the Corporation. These advances are non-interest bearing and are due on demand.

Accrued salaries represent amounts earned for services rendered in accordance with the employment agreements for the Corporation’s Chief Executive Officer and Chief Operating Officer but were unpaid as of December 31, 2019.  On January 9, 2020, settlement and release agreements were signed by Ralph Hofmeier and Irma Velazquez regarding the accrued compensation due to each of them. Ralph Hofmeier received 1,022,095 common shares and 2,002,488 Series A preferred shares in satisfaction of $1,175,000 of accrued salaries. Irma Velazquez received 1,022,095 common shares and 1,778,488 Series A preferred shares in satisfaction of $1,063,000 of accrued salaries.

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2020 and December 31, 2019

Note 6. Other Current Liabilities

Due to/from Commercial Distributor & Services Supplier

During the year ended December 31, 2019, EAWC-TV provided $200,000 of paid services and $100,000 of accrued services plus $13,389 net in interest and remitted $155,537 to vendors in satisfaction of EAWD obligations. EAWD also remitted $358,540 to EAWC-TV. The balance due to EAWC-TV by EAWD at December 31, 2019 was $4,959 in paid charges and $100,000 in unpaid services.

During the three months ended March 31, 2020, EAWC-TV provided $0 of paid services and $75,000 of accrued services plus $117 net in interest and remitted $25,638 to vendors in satisfaction of EAWD obligations. The escrow agent remitted $127,431 to EAWC-TV. The balance due to EAWD by EAWC-TV at March 31, 2020 was $30,452 in paid charges and $125,000 in unpaid services.

Also during the three months ended March 31, 2020, the Company engaged an escrow agent to receive funds and make disbursements of company funds held in escrow.  During the quarter the escrow agent accepted $201,000 from lenders who acquired convertible notes and paid $73,569 of company expenses on behalf of EAWD, forwarding the remaining funds of $127,431 to EAWC-TV to manage for EAWD.

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

Note 7. Convertible Loans Payable

As of March 31, 2020 and December 31, 2019, the balance of convertible loans payable net of discount was $394,036 and $243,923, respectively of which convertible loans held by shareholders amounted to $242,611 and $203,923. The convertible loans were issued in several different forms as discussed below.

Convertible loans

From December 2015 through December 2018, the Company issued convertible loans payable to an aggregate of 11 note holders, raising $586,825. These convertible loans were due on demand, unsecured, have no maturity date and were generally non-interest bearing although a few of the notes provide for 2% interest. During the year ended December 31, 2019, by mutual agreement between the Company and the debt holders, an aggregate of $546,824 of outstanding convertible debt was converted into 4,877,350 common shares of the Company at a conversion price ranging from $0.10 - $1.00 per share. In addition, the Company has issued 40,000 conditional shares to several note holders pending paperwork to complete the conversion. As of March 31, 2020 and December 31, 2019, the Company had outstanding convertible loans in this form of $40,000 and $40,000, respectively.

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2020 and December 31, 2019

Note 7. Convertible Loans Payable (continued)

Convertible loans with beneficial conversion feature

During the first quarter of 2019, the Company issued two convertible loans payable which totaled $98,000. The convertible loans payable are due on February 19, 2020, accrue interest at 0-2% per annum and are convertible into 1,960,000 shares of the Company’s common stock at $0.05 per share which is a discount to the market price on the date of the issuance (beneficial conversion feature). After performing an analysis of the conversion option under ASC Topic 815, “Derivatives and Hedging” and determining that the instrument does not qualify for derivative accounting treatment. The Company therefore performed an analysis if the conversion option was subject to a beneficial conversion feature and determined that it was.  Accordingly, the Company recorded a debt discount of $98,000 for the value of the beneficial conversion feature.  For the three months ended March 31, 2020 and 2019 the Company amortized debt discount of $8,148 and $0, respectively. As of March 31, 2020 and December 31, 2019, the Company had outstanding convertible loans net of the beneficial conversion feature of $98,000 and $98,000, respectively.

As discussed further below, on August 7, 2019, the Company entered into a $110,000 8% unsecured, convertible note that contained an embedded derivative which made the number of shares to be issued under the notes to be indeterminate.  Due to the fact that the number of shares issuable are indeterminate, the equity environment was tainted, and the convertible notes are included in the value of the derivative.  On August 7, 2019, the date the equity environment became tainted, the Company recorded a reduction to additional paid in capital in the amount of $559,300 in connection with the initial valuation of the derivative liability of the convertible notes based on the Black Scholes Merton pricing model.

The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	08/07/19	12/31/19	3/31/2020

(1) dividend yield of	0%	0%	0%
(2) expected volatility of	232.19%	98.05%	206.67%
(3) weighted average risk-free interest rate of	1.75%	1.48%	0.15%
(4) expected life of	.46 years	0.06 years	0.01 years
(5) estimated fair value	$0.2847	$0.1450	$0.06

As of March 31, 2020 and December 31, 2019 the outstanding derivative liability related to these convertible notes was $148,651 and $284,318, respectively. During the three months ended March 31, 2020 and 2019, the Company recorded a reduction of $135,667 and $0, respectively, related to the change in fair value on the convertible notes.

As discussed in Note 11, on May 14, 2020 this debt ($98,000) was converted into 1,960,000 common shares.

Convertible loans with a variable conversion feature

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

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2020 and December 31, 2019

Note 7. Convertible Loans Payable (continued)

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

The Company recorded $110,000 as a derivative liability discount at inception. At December 31, 2019, the Company determined the aggregate fair value of the embedded derivatives had fallen to $129,477 which resulted in a $54,332 change in fair value credited to current period operations. As of March 31, 2020 and December 31, 2019 the outstanding derivative liability related to these convertible notes was $24,006 and $129,477, respectively.

For the three months ended March 31, 2020 and 2019 the Company amortized debt discount of $42,831 and $0, respectively. Also during the three months ended March 31, 2020, the loan holder on three occasions converted in aggregate, $38,500 of convertible debt into 691,522 common shares at pricing ranging from $0.49 to $0.91.  These conversions were fair valued to determine the reduction of the derivative liability associated with the conversions. As of March 31, 2020 and December 31, 2019, the Company had outstanding convertible loans net of the debt discount of $43,791 and $39,460, respectively.

The fair value of the conversions was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	Conversion	3/31/20

(1) dividend yield of	0%	0%
(2) expected volatility of	105.64-237.28%	215.22%
(3) weighted average risk-free interest rate of	0.37-1.58%	0.15%
(4) expected life of	0.41-0.49 years	0.35 years
(5) estimated fair value	$0.2983	$0.1409

Convertible loans with a variable vested conversion feature, Original Issue Discount

On January 23, 2020 and February 27, 2020 the Company entered into two $60,000 8% convertible note with original issue discount to provide interim financing.  The note bears interest at the rate of 8% per annum. All interest and principal must be repaid before or on January 24, 2021 and February 28, 2021. The note is convertible into common stock, at the holder’s option after a one year vesting period, at a price equal to 70% of the lowest closing bid price of the common stock during the 20 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by:

(i)

120% if prepaid during the period commencing on the closing date through 90 days thereafter,

(ii)

125% if prepaid 91 days following the closing through 120 days following the closing,

(iii)

130% if prepaid 121 days following the closing through 150 days following the closing, and

(iv)

135% if prepaid 151 days following the closing through 180 days following the closing.

After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

For the three months ended March 31, 2020 and 2019 the Company amortized original issue discount of $1,388 and $0, respectively.

As of March 31, 2020 and December 31, 2019, the Company had outstanding convertible loans with variable vested conversion feature net of the debt discount of $111,389 and $0, respectively.

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2020 and December 31, 2019

Note 7. Convertible Loans Payable (continued)

Derivative liability

The Company’s derivative liability consists of transactions discussed in the previous loan category (Convertible loans with a variable conversion feature) and loan category (Convertible loans with beneficial conversion).

A summary of transactions follows:

Fair value as of December 31, 2018	$—
Fair value on the date of issuance recorded as debt discount	183,809
Fair value on the date of issuance recorded as loss on derivative	(73,809)
Gain on change in fair value of derivatives	(255,505)
Reclassification of tainted notes to derivative	559,300
Fair value as of December 31, 2019	413,795
Debt Discount from Derivatives	109,879
Reclassification of equity to liability for Derivatives	54,159
Amortization of debt discount from derivatives	6,544
Change in fair value of derivatives	(322,948)
Derivative settled upon conversion of debt	(23,940)
Fair value as of March 31, 2020	$237,489

Convertible loans with purchase option

In November of 2019, the Company entered into convertible loans with 2 lenders totaling $122,000.  These loans provide for a six month maturity, which may be extended up to one year, do not pay interest, and may be converted any time following the six month anniversary at a fixed price of $0.10 per share and fixed shares.  One loan for $55,000, one of the above 2 loans, became convertible on February 19, 2020.

The loans also provide a purchase option to acquire an additional matching number of shares as results from a conversion at the same $0.10 per share price. The fair value of the purchase options originated in 2020 was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	Purchase Option

(1) dividend yield of	0%
(2) expected volatility of	228.56-242.12%
(3) weighted average risk-free interest rate of	0.15-1.53%
(4) expected life of	0.63-1.00 years
(5) estimated fair value	$0.0365-$0.0773

As of March 31, 2020 and December 31, 2019, the Company had outstanding convertible loans with purchase options net of debt discount of $72,981 and $74,611, respectively. As of March 31, 2020 and December 31, 2019 the outstanding derivative liability related to these convertible notes was $32,880 and $0, respectively.

During February and March 2020, the Company entered into additional convertible loans with purchase options with seven lenders totaling $97,000. These loans provide for a six month maturity, which may be extended up to one year, do not pay interest, and may be converted any time following the six month anniversary at a fixed price of $0.10 per share and fixed shares. The fair value of the purchase options originated in 2020 was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	Purchase Option

(1) dividend yield of	0%
(2) expected volatility of	171.81-208.49%
(3) weighted average risk-free interest rate of	0.53-1.56%
(4) expected life of	0.50 years
(5) estimated fair value	$0.0365-$0.0873

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2020 and December 31, 2019

Note 7. Convertible Loans Payable (continued)

As of March 31, 2020 and December 31, 2019, the Company had outstanding convertible loans net of debt discount, with the seven lenders of $27,875 and $0, respectively. As of March 31, 2020 and December 31, 2019 the outstanding derivative liability related to these convertible notes was $31,952 and $0, respectively. Further, borrowings for the three months ended March 31, 2020, of $97,000 were net of associated debt discount of $91,675, plus an additional $18,204 adjusting a note issued in 2019.   Total debt discount for the three months ended March 31, 2020 was $109,879.

Note 8. Stockholders’ Deficit

During the three months ended March 31, 2020 the Company engaged in the following equity transactions:

·

issued 3,780,976 shares of preferred series A stock and 2,044,190 shares of common stock to our Chief Executive and Chief Operating officers in exchange for $2,238,000 in accrued salaries, collectively,

·

issued 691,522 common shares for conversion of $38,500 of convertible debt as discussed in Note 7,

·

issued 46,789 common shares for interest and fees, and

·

removed $23,940 of derivative for converted debt, and

·

recorded $54,159 for reclassification of equity to liability for derivatives. Insufficient shares of common stock resulting in tainting of warrants which changed the valuation creating a derivative liability.

Issuance of Series A Preferred Stock

On January 30, 2020 the articles were amended to authorize 3,780,976 shares of the authorized and unissued Preferred Stock of the Corporation are hereby designated “Series A Preferred Stock” with the following highlights of rights, preferences, powers, privileges and restrictions, qualifications and limitations.

1.

Dividends.  Series A Preferred Stock shall be treated pari passu with Common Stock except that the dividend on each share of Series A Preferred Stock shall be equal to the amount of the dividend declared and paid on each share of Common Stock multiplied by the Conversion Rate.

2.

Liquidation, Dissolution, or Winding Up.  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, Series A Preferred Stock shall be treated pari passu, with Common Stock except that the payment on each share of Series A Preferred Stock shall be equal to the amount of the payment on each share of Common Stock multiplied by the Conversion Rate.

3.

Voting.  On any matter presented to the shareholders of the Corporation for their action or consideration at any meeting of shareholders of the Corporation (or by written consent of shareholders in lieu of meeting), each holder of outstanding shares of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of shares of Series A Preferred Stock held by such holder as of the record date for determining shareholders entitled to vote on such matter multiplied by the Conversion Rate. Except as provided by law or by the other provisions of the Articles of Incorporation, holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

4.

Conversion Rate and Adjustments.

a.

Conversion Rate.  The “Conversion Rate” shall be five (5) shares of Common Stock (as adjusted pursuant to this Section 4) for each share of Series A Preferred Stock.

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2020 and December 31, 2019

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

A summary of information regarding the Corporation’s common stock options outstanding is as follows:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Outstanding at December 31, 2018	2,200,000	$0.10	2.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2019	2,200,000	0.10	1.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at March 31, 2020	2,200,000	$0.10	.75

The above outstanding options were granted on January 1, 2012, to a former Corporation’s executive. The options were fully vested and exercisable at December 31, 2016. Accordingly, during the three months ended March 31, 2020 and 2019, the Corporation did not recognize any stock-based compensation expense.

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

Lease

Effective January 1, 2020 the Company established its 7901 4th Street N STE# 4174 St Petersburg FL 33702 as the official corporate address.

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

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2020 and December 31, 2019

Note 10. Commitments and Contingencies (continued)

Litigation

Norwood - Action proceeding on concluded litigation, Case Number 10-58982 CA 09 – Miami-Dade County, FL Circuit Court. Nick Norwood vs. Eurosport Active World Corp. and Ralph Hofmeier. The case is resolved. An Agreed Stipulation for Final Judgement was entered into by the plaintiff, Nick Norwood and the Company and Ralph Hofmeier in November 2013 in the total amount (as of that date) of $107,872, which has been entered in the public records against the Company plus approximately $34,000 of accrued statutory interest. On June 2, 2020, the Company paid $107,872 and settled the judgement with the plaintiff.

CocoGrove – The nature of the litigation was for breach of a lease agreement. This case is concluded with a judgement against the Company in July 2010 for $84,393 plus 6% interest. There have been no efforts to seek collection of this judgement. Management intends to settle this judgement when it is in a financial position to make a payment.

Note 11. Subsequent Events

·

On April 8, 2020 and June 11, 2020, the Company entered into two convertible notes for $60,000 and $48,000 respectively with an equity lender, that accrues 8% interest, matures in one year and are convertible at various rates based on 70% of market price of the common shares trailing 20 days.  The Company raised $108,000 net of $10,000 of original issue discount.

·

In April and May of 2020, the Company issued in three separate transactions, a total of 1,865,366 shares of common stock to a lender to convert an aggregate of $71,500 of debt, which fully satisfied the Company’s obligation to the lender.

·

On May 14, 2020, the Company issued 1,960,000 shares of common stock to a lender to convert $98,000 of debt which fully satisfied the Company’s obligation to the lender.

·

Also on May 14, 2020, the Company issued 275,000 shares of common stock to a lender to convert $55,000 of debt. This lender also chose to exercise his modified note option to purchase additional shares at $0.10 per share, an additional 275,000 shares of common stock for $27,500. These transactions fully satisfied the Company’s obligation to the lender.

·

On June 2, 2020, the Company satisfied and discharged its obligations with respect to the Norwood Judgment discussed in Note 10, and a Satisfaction of Judgment by Clerk Pursuant to F.S. 55.141 was filed by the Clerk on June 3, 2020. The amount paid was $107,872.

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended March 31, 2020 Compared to the Three Months ended March 31. 2019

Revenue

For the three months ended March 31, 2020, although we signed a contract for the sale of a SPAWG to our South African customer, the build out which began in the fourth quarter of 2019, will take 6-8 months to complete before revenue will occur. This transaction represents the initial revenue opportunity for EAWD.

General and Administrative Expense

General and administrative expense increased by $21,516 to $230,540 for the three months ended March 31, 2020 from $209,024 for the three months ended March 31, 2019.

The increase in general and administrative expenses was primarily due to decreases in the following categories:

·

 $20,299 increase for professional fees, as a result of :

·

a $17,041 increase in general corporate legal matters due Series A preferred and other corporate restructuring,

·

a $6,677 decrease in accounting, reporting and tax services, which were partially offset by,

·

a $6,410 increase in services related to the Norwood litigation,

·

a $6,000 increase in legal fees for financing matters to secure additional financing, and

·

a $2,475 decrease for SEC matters.

·	$4,084 increase in other general and administrative expense which is considered nominal.

The foregoing increases were partially offset by a decrease of:

·	$ $2,867 decrease in travel and entertainment which is considered nominal.

Other Income (Expense)

Other income increased $224,137 from $4,896 expense (2019) to $219,241 income (2020) primarily as a result of the following:

·	a $98,811 expense for interest and amortization of debt discount,
·	a $322,948 income for change in fair value of derivative liability.

Net Loss

Net Loss decreased by $202,621 to $11,299 for the three months ended March 31, 2020 from $213,920 for the three months ended March 31, 2019. This increase was attributable to the net increases and decreases as discussed above.

LIQUIDITY and CAPITAL RESOURCES

We had $0 cash and a working capital deficit of $2,122,658 at March 31, 2020. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties discussed more fully below.

We have sustained operating losses since our operations began. At March 31, 2020, we had an accumulated deficit of $11,956,218. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining more project contracts, among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

We have satisfied our cash and working capital requirements in the three months ended March 31, 2020, through the issuance of convertible loans. During the three months ended March 31, 2020, the Company entered into $97,000 in simple convertible loans which contained a purchase option for an additional 970,000 shares. The holders of the convertible loan instruments have the option to convert these loans into common stock at a conversion price of $0.10 per share up to six months from the note issuance. The Company also issued $120,000 of convertible loans with a variable conversion feature.  Refer to Note 7 of the financial statements for more information.

Comparison of Cash Flows for the Three Months Ended March 31, 2020 (2020) and March 31, 2019 (2019)

Cash Flows from Operating Activities

We used $217,000 of cash in our operating activities in 2020 compared to $130,000 used in 2019. The increase in cash used of $87,000 was primarily due to:

·

$54,708 decrease in cash provided from changes in working capital components to $29,212 (2020) compared to $83,920 (2019). The decrease was primarily derived from $93,565 increase in cash used to increase prepaid expenses for vendor advances; $75,087 decrease in cash used for paid management fees; partially offset by $70,000 increase in cash provided by due to officers and a $43,944 increase in cash provided by other items.

·

$32,292 increase in cash used from net loss and noncash adjustments to $246,212 (2020) compared to $213,920 (2019). This increase in cash used was primarily associated with an increase in net loss that was reduced by adjustments for noncash charges for amortization of debt discount and changes in fair value for derivative liabilities.

Cash Flows from Investing Activities

We received $0 cash provided by our investing activities in 2020 or 2019.

Cash Flows from Financing Activities

We received $217,000 (2020) and $130,000 (2019) in cash provided from financing activities. The net increase of $87,000 is due primarily to a $119,000 increase in financing through issuance of convertible loans which is partially offset by a $32,000 decrease in proceeds from the sale of common stock.

Financial Position

Total Current Assets – At March 31, 2020 the Company had $126,265 representing $102,000 in deposits for the manufacture of equipment comprising our first sale and $24,000 advance payments for services primarily legal retainers for new corporate/SEC counsel.

PLAN OF OPERATION AND FUNDING

We have no lines of credit or other bank financing arrangements. Until we begin to generate revenues and positive cash flow, we expect that working capital requirements will continue to be funded through loans and/or further issuances of other securities. There is no assurance that we will be able to meet our working capital requirement from these possible sources. Additional issuances of equity or convertible debt will result in dilution to our current shareholders. We may not be able to secure the additional financing necessary to commercialize our products and execute our business strategy, at terms that are acceptable to us.

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

OFF-BALANCE SHEET ARRANGEMENTS

None

GOING CONCERN

The Company has begun to commercialize its products by beginning the build out of its initial revenue opportunity.  Due to the timing of the project build out, the Company has not currently received any revenue and consequently has incurred operating losses since it began operations (December 2012) totaling $11,956,218 at March 31, 2020. During the three months ended March 31, 2020, the Corporation incurred net losses of $11,299. The Company also incurred a working capital deficit of $2,122,658 at March 31, 2020.

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

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of December 31, 2019. This evaluation was carried out by our Principal Executive Officer and our Principal Finance Officer. Based on that evaluation, our Principal Executive Officer and our Principal Finance Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2020, our disclosure controls and procedures were not effective:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Norwood - Action proceeding on concluded litigation, Case Number 10-58982 CA 09 – Miami-Dade County, FL Circuit Court. Nick Norwood vs. Eurosport Active World Corp. and Ralph Hofmeier. The case is resolved. An Agreed Stipulation for Final Judgement was entered into by the plaintiff, Nick Norwood and the Company and Ralph Hofmeier in November 2013 in the total amount (as of that date) of $107,872, which has been entered in the public records against the Company plus approximately $34,000 of accrued statutory interest. On June 2, 2020, the Company paid $107,872 and settled the judgement with the plaintiff.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued the following common shares during the three months ended March 31, 2020:

·

issued 2,044,190 common shares and 3,780,976 Series A preferred stock, for proceeds of $2,238,000 to satisfy accrued salaries of our Chief Executive Officer and our Chief Operating Officer.

·

issued 691,522 common shares for converting $38,500 in convertible debt.

·

issued 46,789 common shares for interest and fees related to debt conversion.

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

Energy and Water Development Corp.

Date: June 30, 2020	By:	/s/ Ralph Hofmeier
Ralph Hofmeier
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph Hofmeier	President, Chief Executive Officer, Director, and	June 30, 2020
Ralph Hofmeier	Chairman (Principal Executive Officer)

/s/ Irma Velazquez	Chief Operating Officer (Principal Financial Officer and	June 30, 2020
Irma Velazquez	Principal Accounting Officer), Director and Vice-Chairman