Form 10-Q
period 2020-06-30
Energy & Water Development Corp
filed 2020-08-17
CIK 1563298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

The number of shares outstanding of the registrant’s classes of common stock as of August 10, 2020 was 108,014,185 shares.

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

i

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Energy and Water Development Corp.

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Prepaid expenses	$119,824	$30,375
TOTAL CURRENT ASSETS	119,824	30,375

TOTAL ASSETS	$119,824	$30,375

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,081,098	$1,137,446
Customer/investor deposit (Note 6)	313,742	313,742
Due to affiliate distributor (Note 6)	—	4,959
Convertible loan payables, net of discount (Note 7)	199,742	243,923
Due to officers (Note 5)	183,770	2,276,770
Derivative liability	466,085	413,795
TOTAL CURRENT LIABILITIES	2,244,437	4,390,635

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 500,000,000 shares authorized, 3,780,976 and 0 shares issued and outstanding in June 30, 2020 and December 31, 2019, respectively	3,781	—
Common stock, par value $.001 per share; 1,000,000,000 shares authorized, 104,611,461 and 93,462,483 shares issued and outstanding in June 30, 2020 and December 31, 2019, respectively	104,611	93,462
Additional paid in capital	10,605,882	7,491,197
Accumulated deficit	(12,838,887)	(11,944,919)
TOTAL STOCKHOLDERS' DEFICIT	(2,124,613)	(4,360,260)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$119,824	$30,375

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

GENERAL and ADMINISTRATIVE EXPENSES

Management fees to affiliate	$75,000	$75,000	$150,000	$150,000
Officer’s salaries and payroll taxes	81,150	80,737	161,888	161,475
Professional fees	130,589	18,315	198,073	65,500
Travel and entertainment	—	5,182	33	8,082
Other general and administrative expenses	260,154	2,785	267,439	5,986
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	546,893	182,019	777,433	391,043

LOSS FROM OPERATIONS	(546,893)	(182,019)	(777,433)	(391,043)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	(104,219)	—	218,729	—
Interest and other income (expense), net	(231,557)	(45,697)	(335,264)	(50,593)
TOTAL OTHER INCOME (EXPENSE)	(335,776)	(45,697)	(116,535)	(50,593)

LOSS BEFORE TAXES	(882,669)	(227,716)	(893,968)	(441,636)

TAXES	—	—	—	—

NET LOSS	$(882,669)	$(227,716)	$(893,968)	$(441,636)

Loss per share - Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - Basic and diluted	99,388,507	91,667,762	101,738,832	89,833,070

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2018	—	$—	87,913,933	$87,914	$7,187,862	$(11,016,304)	$(3,740,528)

Sale of common stock	—	—	200,000	200	31,800	—	$32,000
Net Loss	—	—	—	—	—	(213,920)	(213,920)
BALANCE AT MARCH 31, 2018 (Unaudited)	—	—	88,113,933	88,114	7,219,662	(11,230,224)	(3,922,448)

Sale of common stock	—	—	11,200	11	11,189	—	11,200
Conversion of debt	—	—	4,611,350	4,611	483,213	—	487,824
Conditional shares issued to shareholders	—	—	56,000	56	(56)	—	—
Beneficial conversion feature	—	—	—	—	98,000	—	98,000
Net Loss	—	—	—	—	—	(227,716)	(227,716)
BALANCE AT JUNE 30, 2019 (Unaudited)	—	$—	92,792,483	$92,792	$7,812,008	$(11,457,940)	$(3,553,140)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit (Continued)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2019	—	$—	93,462,483	$93,462	$7,491,197	$(11,944,919)	$(4,360,260)

Common and preferred stock issued to satisfy accrued payroll to officers	3,780,976	3,781	2,044,190	2,044	2,232,175	—	2,238,000
Conversion of debt	—	—	691,522	692	37,808	—	38,500
Conversion of interest and fees	—	—	46,789	47	2,573	—	2,620
Derivative settled upon conversion of debt	—	—	—	—	23,940	—	23,940
Reclassification of equity to liability for derivatives	—	—	—	—	(54,159)	—	(54,159)
Net Loss	—	—	—	—	—	(11,299)	(11,299)
BALANCE AT MARCH 31, 2019 (Unaudited)	3,780,976	3,781	96,244,984	96,245	9,733,534	(11,956,218)	(2,122,658)
							—
Sale of common stock	—	—	1,301,111	1,301	67,699	—	69,000
Common and preferred stock issued to satisfy accrued payroll to officers	—	—	—	—	—	—	—
Conversion of debt	—	—	4,426,091	4,426	239,074	—	243,500
Conversion of interest and fees	—	—	139,275	139	5,641	—	5,780
Common stock issued for marketing services	—	—	2,500,000	2,500	247,500	—	250,000
Derivative settled upon conversion of debt	—	—	—	—	151,434	—	151,434
Reclassification of equity to liability for derivatives	—	—	—	—	—	—	—
Subscription deposits received	—	—	—	—	161,000	—	161,000
Net Loss	—	—	—	—	—	(882,669)	(882,669)
BALANCE AT JUNE 30, 2020 (Unaudited)	3,780,976	$3,781	104,611,461	$104,611	$10,605,882	$(12,838,887)	$(2,124,614)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019

CASH FLOW FROM OPERATING ACTIVITIES:
NET LOSS	$(893,968)	$(441,636)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Amortization (Note 6 and 7)	305,053	40,449
Stock issued for services	250,000	—
Change in fair value of derivative liability	(218,729)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(89,449)	(1,875)
Accrued management fees and due to/from officers	145,000	138,887
Accounts payable and accrued expenses	(47,948)	122,975
Due to affiliates	(4,959)	—
Net cash used in operating activities	(555,000)	(141,200)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible loans	325,000	98,000
Proceeds from the sale of stock	69,000	43,200
Proceeds from subscriptions	161,000	—
Net cash provided by financing activities	555,000	141,200

NET CHANGE IN CASH	—	—

CASH AT THE BEGINNING OF THE PERIOD	—	—
CASH AT THE END OF THE PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NON-CASH INVESTING AND FINANCING TRANSACTION:
Derivative liability discount	$318,302	$—
Conditional shares issued to debt holders	$—	$56
Common shares issued to satisfy related party liability	$2,238,000	$—
Common shares issued for interest and fees	$2,820	$—
Debt discount related to beneficial conversion feature	$—	$98,000
Reclassify derivative liability upon conversion	$175,374	$—
Stock issued to satisfy convertible debt	$282,000	$487,824
Reclassify of equity to liability for derivatives	$54,159	$—

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2020 and December 31, 2019

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements (unaudited) include the accounts of Energy and Water Development Corp. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

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

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, our derivative liabilities as of June 30, 2020 and December 31, 2019, were $466,085 and $413,795, respectively and measured on Level 3 inputs.

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

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2020 and December 31, 2019

For the six months ended June 30, 2020 and 2019, an aggregate of 2,200,000 stock options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

As discussed more fully in Note 6, convertible note holders have the option of converting their loans into common shares subject to the terms and features offered by the specific convertible notes. Some note holders were also granted purchase options to purchase additional shares subject to the features of each purchase option. If the convertible note holders of unexercised convertible notes exercised their conversion feature and the additional purchase options, they would represent 4,775,000 and 5,380,000 in additional common shares at June 30, 2020 and December 31, 2019, respectively.  The potential shares from both the conversion feature and the rights to purchase additional shares were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

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

Note 4. Going Concern

The Company has begun to commercialize its products by beginning the build out of its initial revenue opportunity.  The Company has received a deposit on its first order, which it has not yet delivered, consequently it has recognized no revenue.  Due to the timing of the project build out, the Company has not currently recorded any revenue and consequently has incurred operating losses since it began operations (December 2012) totaling $12,838,887 at June 30, 2020. During the six months ended June 30, 2020, the Corporation incurred net losses of $893,968. The Company also incurred a working capital deficit of $2,124,613 at June 30, 2020.

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

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2020 and December 31, 2019

Note 5. Related Party Transactions

Due to officers

Amounts due to officers as of June 30, 2020 and December 31, 2019 are comprised of the following:

	2020	2019
	(Unaudited)
Ralph Hofmeier:
Unsecured advances due to officer	$17,778	$17,778
Accrued salaries	75,000	1,175,000
Total due to Ralph Hofmeier	92,778	1,192,778

Irma Velazquez:
Unsecured advances due to officer	15,992	20,992
Accrued salaries	75,000	1,063,000
Total due to Irma Velazquez	90,992	1,083,992
	$183,770	$2,276,770

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

During the six months ended June 30, 2020, EAWC-TV provided $25,000 of paid services and $125,000 of accrued services plus $1178 net in interest and remitted $149,562 to vendors in satisfaction of EAWD obligations. The escrow agent remitted $353,160 to EAWC-TV. The balance due to EAWD by EAWC-TV resulting from transaction activity at June 30, 2020 was $108,317.  This balance has been offset against the accounts payable due to EAWC-TV for unpaid monthly management fees of $225,000, bringing the net amount due to EAWC-TV to $116,683.

Also during the six months ended June 30, 2020, the Company engaged an escrow agent to receive funds and make disbursements of company funds held in escrow.  During the six months ended June 30, 2020 the escrow agent accepted $293,000 from lenders who acquired convertible notes and paid $99,839 of company expenses on behalf of EAWD, forwarding the remaining funds of $193,159 to EAWC-TV to manage for EAWD.

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2020 and December 31, 2019

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

Investor deposit

On December 16, 2019, the Company received $10,000 from a potential investor to purchase 50,000 shares of the Company’s common stock.  The Company has not received the required signed and completed subscription stock purchase agreements and accordingly has not issued the shares.  This deposit is recorded in the balance sheet at June 30, 2020 as a transaction deposit until instructions are formalized and signed purchase documents are received, which occurred in July, 2020.

Note 7. Convertible Loans Payable

As of June 30, 2020 and December 31, 2019, the balance of convertible loans payable net of discount was $199,742 and $243,923, respectively of which convertible loans held by shareholders amounted to $144,616 and $203,923. The convertible loans were issued in several different forms as discussed below.

Convertible loans

From December 2015 through December 2018, the Company issued convertible loans payable to an aggregate of 11 note holders, raising $586,825. These convertible loans were due on demand, unsecured, have no maturity date and were generally non-interest bearing although a few of the notes provide for 2% interest. During the year ended December 31, 2019, by mutual agreement between the Company and the debt holders, an aggregate of $546,824 of outstanding convertible debt was converted into 4,877,350 common shares of the Company at a conversion price ranging from $0.10 - $1.00 per share. In addition, the Company has issued 40,000 conditional shares to several note holders pending paperwork to complete the conversion. As of June 30, 2020 and December 31, 2019, the Company had outstanding convertible loans in this form of $40,000 and $40,000, respectively.

Convertible loans with beneficial conversion feature

During the first quarter of 2019, the Company issued two convertible loans payable, which totaled $98,000. The convertible loans payable are due on February 19, 2020, accrue interest at 0-2% per annum and are convertible into 1,960,000 shares of the Company’s common stock at $0.05 per share which is a discount to the market price on the date of the issuance (beneficial conversion feature). After performing an analysis of the conversion option under ASC Topic 815, “Derivatives and Hedging” and determining that the instrument does not qualify for derivative accounting treatment. The Company therefore performed an analysis if the conversion option was subject to a beneficial conversion feature and determined that it was.  Accordingly, the Company recorded a debt discount of $98,000 for the value of the beneficial conversion feature.  For the six months ended June 30, 2020 and 2019 the Company amortized debt discount of $8,148 and $0, respectively.  The debt discount was fully amortized in the first quarter of 2020. On May 14, 2020 these notes ($98,000) were converted into 1,960,000 common shares. As of June 30, 2020 and December 31, 2019, the Company had no outstanding convertible loans net of the beneficial conversion feature.

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

June 30, 2020 and December 31, 2019

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

At the inception of the note, the Company determined the aggregate fair value of $183,809 of embedded derivatives, which resulted in a $73,809 loss from fair value charged to current period operations. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	Conversion	Remeasurement

(1) dividend yield of	0%	0%
(2) expected volatility of	147.2–176.79%	180.74%
(3) weighted average risk-free interest rate of	0%	0.00%
(4) expected life of	0.22-0.32 years	0.10 years
(5) estimated fair value	$0.02-0.03	$0.00

The Company recorded $110,000 as a derivative liability discount at inception. At December 31, 2019, the Company determined the aggregate fair value of the embedded derivatives had fallen to $129,477, which resulted in a $54,332 change in fair value credited to current period operations. As of June 30, 2020 and December 31, 2019 the outstanding derivative liability related to these convertible notes was $0 and $129,477, respectively.

For the six months ended June 30, 2020 and 2019 the Company amortized debt discount of $70,540 and $0, respectively. Also during the six months ended June 30, 2020, the loan holder on six occasions converted in aggregate, $71,500 of convertible debt into 2,417,613 common shares at pricing ranging from $0.04 to $0.09, which fully converted the debt to common shares.  These conversions were fair valued to determine the reduction of the derivative liability associated with the conversions. As of June 30, 2020 and December 31, 2019, the Company had outstanding convertible loans net of the debt discount of $0 and $39,460, respectively.

The fair value of the conversions was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	Remeasurement 6/30/20

(1) dividend yield of	0%
(2) expected volatility of	229.34%
(3) weighted average risk-free interest rate of	0.17%
(4) expected life of	0.67 years
(5) estimated fair value	$0.099

Convertible loans with a variable vested conversion feature, Original Issue Discount

On January 23, 2020, February 27, 2020, April 8, 2020 and June 11, 2020 the Company entered into three $60,000 and one $48,000 8% convertible notes with original issue discount to provide interim financing.  The note bears interest at the rate of 8% per annum. All interest and principal must be repaid before or on January 24, 2021, February 28, 2021, April 15, 2021 and June 15, 2021. The notes are convertible into common stock, at the holder’s option after a one-year vesting period, at a price equal to 70% of the lowest closing bid price of the common stock during the 20 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by:

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

June 30, 2020 and December 31, 2019

After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

For the six months ended June 30, 2020 and 2019 the Company amortized original issue discount of $5,195 and $0, respectively.

As of June 30, 2020 and December 31, 2019, the Company had outstanding convertible loans with variable vested conversion feature net of the debt discount of $55,026 and $0, respectively.

Derivative liability

The Company’s derivative liability consists of transactions discussed in the previous loan category (Convertible loans with a variable conversion feature) and loan category (Convertible loans with beneficial conversion).

A summary of transactions follows:

Fair value as of December 31, 2018	$—
Fair value on the date of issuance recorded as debt discount	183,809
Fair value on the date of issuance recorded as loss on derivative	(73,809)
Gain on change in fair value of derivatives	(255,505)
Reclassification of tainted notes to derivative	559,300
Fair value as of December 31, 2019	413,795
Debt Discount from Derivatives	318,302
Reclassification of equity to liability for Derivatives	54,159
Amortization of debt discount from derivatives	73,932
Change in fair value of derivatives	(218,729)
Derivative settled upon conversion of debt	(175,374)
Fair value as of June 30, 2020	$466,085

Convertible loans with purchase option

In November of 2019, the Company entered into convertible loans with 2 lenders totaling $122,000.  These loans provide for a six month maturity, which may be extended up to one year, do not pay interest, and may be converted any time following the six month anniversary at a fixed price of $0.10 per share and fixed shares.  One of the above loans for $55,000 became convertible on February 19, 2020 and was converted into 275,000 shares on May 5, 2020 along with exercising the purchase option for 275,000 common shares.

The convertible loans also provide a purchase option to acquire an additional matching number of shares as results from a conversion at the same $0.10 per share price. The fair value of the purchase options originated in 2020 was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Assumptions	Purchase Option

(1) dividend yield of	0%
(2) expected volatility of	237.56-245.94%
(3) weighted average risk-free interest rate of	0.24-.27%
(4) expected life of	0.375-0.60 years
(5) estimated fair value	$0.0883-$0.0757

As of June 30, 2020 and December 31, 2019, the Company had outstanding convertible loans with purchase options net of debt discount of $32,573 and $74,611, respectively. As of June 30, 2020 and December 31, 2019 the outstanding derivative liability related to these convertible notes was $29,581 and $0, respectively.

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2020 and December 31, 2019

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

Assumptions	Purchase Option

(1) dividend yield of	0%
(2) expected volatility of	105.64-237.28%
(3) weighted average risk-free interest rate of	0.0-1.58%
(4) expected life of	0.49-0.10 years
(5) estimated fair value	$0.0303-$0.0833

During the three months ended June 30, 2020, three of notes totaling $19,000 were converted into 190,000 shares of common stock and noteholders exercised their option to purchase an additional 190,000 shares for $19,000.  As of June 30, 2020 and December 31, 2019, the Company had outstanding convertible loans net of debt discount of $72,042 and $0, respectively. As of June 30, 2020 and December 31, 2019 the outstanding derivative liability related to these convertible notes was $69,426 and $0, respectively. Total debt discount amortized for the convertible notes with purchase options for the six months ended June 30, 2020 was $116,883.

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

During the three months ended June 30, 2020 the Company engaged in the following equity transactions:

·

issued 2,500,000 shares of common stock for $250,000 in web site services, data records and marketing services,

·

issued 4,426,091 common shares for conversion of $243,500 of convertible debt as discussed in Note 7,

·

issued 139,275 common shares for interest and fees,

·

sold 1,301,111 common shares for $69,000,

·

sold $161,000 in subscriptions to purchase 1,610,000 common shares, and

·

removed $151,434 of derivative for converted debt.

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

June 30, 2020 and December 31, 2019

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

A summary of information regarding the Corporation’s common stock options outstanding is as follows:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Outstanding at December 31, 2018	2,200,000	$0.10	2.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2019	2,200,000	0.10	1.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at June 30, 2020	2,200,000	$0.10	.75

The above outstanding options were granted on January 1, 2012, to a former Corporation’s executive. The options were fully vested and exercisable at December 31, 2016. Accordingly, during the six months ended June 30, 2020 and 2019, the Corporation did not recognize any stock-based compensation expense.

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

June 30, 2020 and December 31, 2019

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

Note 11. Subsequent Events

·

During July 2020, the Company, in five separate transactions, issued a total of 380,000 common shares to five investors for $43,000 at prices ranging from $0.10 - $0.20 per share.

·

During July 2020, the Company, in two separate transactions, issued a total of 160,000 common shares to two investors who choose to exercise their modified note option to purchase additional shares for $0.10. The investors converted $8,000 in debt into 80,000 common shares and purchased 80,000 shares for $8,000 at $0.10 per share.

·

During July 2020, the Company, in a series of five separate transactions, issued a total of 2,035,000 common shares to an investor who chose to partially exercise their modified note option to purchase additional shares for $0.10. The investors converted $133,000 in debt into 995,000 common shares and purchased 1,040,000 shares for $104,000 at $0.10 per share.

·

During July 2020, the Company, in three separate transactions, issued a total of 827,724 common shares to one investor who exercised their conversion option and converted $60,000 in debt.

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

RESULTS of OPERATIONS

Results of Operations for the Six Months ended June 30, 2020 Compared to the Six Months ended June 30, 2019

Revenue

For the six months ended June 30, 2020, although the Company has received a deposit on its first order, which it has not yet been delivered; consequently it has recognized no revenue. The Company agreed to accept a $303,742 reduction in the balance owed by EAWD to EAWC-TV as a deposit with EAWD related to this order. The deposit will be satisfied through delivery of the equipment when performance has occurred by the end of 2020. The timing of the delivery has been extended several months due to the impact of COVID-19.

Another contract has been signed for the sale of a SPAWG to our South African customer, the build out began in the fourth quarter of 2019. The timing of the delivery has been extended several months due to the impact of COVID-19.

On June 18, 2020, the Company has received a Contract Award with a value of USD$14,650,640 from the Iraqi Project and Contracting Office to supply 20 self-sufficient energy supply atmosphere water generation systems to various Iraqi projects.

General and Administrative Expense

General and administrative expense increased by $386,390 to $777,433 for the six months ended June 30, 2020 from $391,043 for the six months ended June 30, 2019.

The increase in general and administrative expenses was primarily due to increases in the following categories:

·

 $132,572 increase for professional fees, as a result of :

·

a $27,368 increase in SEC matters,

·

a $8,882 increase in accounting, reporting and tax services,

·

a $62,722 increase in services related to the Norwood litigation,

·

a $12,000 increase in legal fees for financing matters to secure additional financing, and

·

a $21,600 increase for corporate matters.

·	$250,940 increase in advertising and marketing expense as primarily the result of the $250,000 purchase of web services and research materials to promote the Company, and
·	$2,872 increase in other general and administrative expense, which is considered nominal.

Other Income (Expense)

Other income (Expense) increased expense of $65,942 from $50,593 expense (2019) to $116,535 expense (2020) primarily as a result of the following:

·	a $284,671 expense for interest and amortization of debt discount, and
·	a $218,729 income for change in fair value of derivative liability.

Net Loss

Net Loss increased by $452,332 to $893,968 for the six months ended June 30, 2020 from $441,636 for the six months ended June 30, 2019. This increase was attributable to the net increases and decreases as discussed above.

Results of Operations for the Three Months ended June 30, 2020 Compared to the Three Months ended June 30, 2019

Revenue

For the three months ended June 30, 2020, although we signed a contract for the sale of a SPAWG to our South African customer, the build out which began in the fourth quarter of 2019, will take 6-8 months to complete before revenue will occur. On June 18, 2020, the Company has received a Contract Award with a value of USD$14,650,640 from the Iraqi Project and Contracting Office to supply 20 self-sufficient energy supply atmosphere water generation systems to various Iraqi projects. The timing of the delivery will be extended several months due to the impact of COVID- 19. These transactions represents a  revenue opportunity for EAWD.

General and Administrative Expense

General and administrative expense increased by $364,874 to $546,893 for the three months ended June 30, 2020 from $182,019 for the three months ended June 30, 2019.

The increase in general and administrative expenses was primarily due to increases in the following categories:

·

 $112,273 increase for professional fees, as a result of :

·

a $29,843 increase in SEC matters,

·

a $15,515 increase in accounting, reporting and tax services,

·

a $56,312 increase in services related to the Norwood litigation,

·

a $6,000 increase in legal fees for financing matters to secure additional financing, and

·

a $4,603 increase for corporate matters.

·	$250,137 increase in advertising and marketing expense as primarily the result of the $250,000 purchase of web services and research materials to promote the Company, and
·	$2,463 increase in other general and administrative expense, which is considered nominal.

Other Income (Expense)

Other income (Expense) increased of $290,079 from $45,697 expense (2019) to $335,776 expense (2020) primarily as a result of the following:

·	a $85,748 expense for interest and amortization of debt discount, and
·	a $205,862 derivative expense.

Net Loss

Net Loss increased by $654,953 to $882,670 for the three months ended June 30, 2020 from $227,716 for the three months ended June 30, 2019. This increase was attributable to the net increases and decreases as discussed above.

LIQUIDITY and CAPITAL RESOURCES

We had $0 cash and a working capital deficit of $2,124,613 at June 30, 2020. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties discussed more fully below.

We have sustained operating losses since our operations began. At June 30, 2020, we had an accumulated deficit of $12,838,887. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining more project contracts, among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

We have satisfied our cash and working capital requirements in the six months ended June 30, 2020, through the issuance of convertible loans and the sale of common stock. During the six months ended June 30, 2020, the Company entered into $97,000 in simple convertible loans, which contained a purchase option for an additional 970,000 shares. The holders of the convertible loan instruments have the option to convert these loans into common stock at a conversion price of $0.10 per share up to six months from the note issuance. The Company also issued $228,000,000 of convertible loans with a variable vested conversion feature. Refer to Note 7 of the financial statements under section “Convertible loans with a variable vested conversion feature, Original Issue Discount” for more information. In four individual transactions ranging from January 23, 2020 to June 11, 2020, the Company secured interim financing. The notes provide for interest at 8% per anum and and require the all interest and principal be repaid in one year.

Comparison of Cash Flows for the Six Months Ended June 30, 2020 (2020) and June 30, 2019 (2019)

Cash Flows from Operating Activities

We used $555,000 of cash in our operating activities in 2020 compared to $141,200 used in 2019. The increase in cash used of $413,800 was primarily due to:

·

$257,343 decrease in cash provided from changes in working capital components to $2,644 (2020) compared to $259,987 (2019). The decrease was primarily derived from $87,574 decrease in cash used to reduce prepaid expenses for vendor advances; $6,113 increase in cash used for paid management fees; and a $175,882 increase in cash used by due to accounts payable accrued expenses.

·

$156,457 increase in cash used from net loss and noncash adjustments to $557,644 (2020) compared to $401,187 (2019). This increase in cash used was primarily associated with an increase in net loss that was reduced by adjustments for noncash charges of $250,000 for stock issued for services, $264,604 increase for amortization of debt discount and $218,729 decreased by changes in fair value for derivative liabilities.

Cash Flows from Investing Activities

We received $0 cash provided by our investing activities in 2020 or 2019.

Cash Flows from Financing Activities

We received $555,000 (2020) and $141,200 (2019) in cash provided from financing activities. The net increase of $413,800 is due primarily to a $227,000 increase in financing through issuance of convertible loans, a $186,800 increase in proceeds from the sale of subscriptions and common stock.

Financial Position

Total Current Assets – At June 30, 2020 the Company had $119,824 representing $102,000 in deposits for the manufacture of equipment comprising our first sale and $17,824 advance payments for services primarily legal retainers for new corporate/SEC counsel.

PLAN OF OPERATION AND FUNDING

We have no lines of credit or other bank financing arrangements. Until we begin to generate revenues and positive cash flow, from our signed contracts, we expect that working capital requirements will continue to be funded through affiliate loans and/or further issuances of other securities. There is no assurance that we will be able to meet our working capital requirement from these possible sources. Additional issuances of equity or convertible debt will result in dilution to our current shareholders. We may not be able to secure the additional financing necessary to commercialize our products and execute our business strategy, at terms that are acceptable to us.

Our mission is to provide sustainable water production design and already commercialized systems as well as energy design and systems based on high efficiency and renewable sources, and also smart grid and storage solutions. Through a combination of the best design and state of the art configuration of AquaTech, EnergyTech and waste management assisted solutions and technologies, we believe that it is possible to create a completely self-sufficient energy generation and water production system, which can be used at the same time to meet the potable water requirements as well as the electrical energy needs of businesses, communities and entire States, like California in USA and or Cape Town in South Africa.

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

OFF-BALANCE SHEET ARRANGEMENTS

None

GOING CONCERN

The Company has begun to commercialize its products by beginning the build out of its initial revenue opportunity.  The Company has received a deposit on its first order, which it has not yet delivered, consequently it has recognized no revenue.  Due to the timing of the project build out, the Company has not currently recorded any revenue and consequently has incurred operating losses since it began operations (December 2012) totaling $12,838,887 at June 30, 2020. During the six months ended June 30, 2020, the Corporation incurred net losses of $893,968. The Company also incurred a working capital deficit of $2,124,613 at June 30, 2020.

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

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of December 31, 2019. This evaluation was carried out by our Principal Executive Officer and our Principal Finance Officer. Based on that evaluation, our Principal Executive Officer and our Principal Finance Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that, as of June 30, 2020, our disclosure controls and procedures were not effective:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The Company issued the following common shares during the six months ended June 30, 2020:

·

issued 2,044,190 common shares and 3,780,976 Series A preferred stock, for proceeds of $2,238,000 to satisfy accrued salaries of our Chief Executive Officer and our Chief Operating Officer.

·

issued 691,522 common shares in three transactions for converting $38,500 in convertible debt.

·

issued 46,789 common shares in three transactions for interest and fees related to debt conversion.

·

Issued 1,865,365 common shares in three transactions for converting $71,500 in convertible debt along with interest and fees.

·

Issued 1,960,000 common shares for converting $98,000 in convertible debt.

·

Issued 550,000 common shares for converting $55,000 in convertible debt.

·

Issued 280,000 common shares for converting $14,000 in convertible debt and purchasing $14,000 in common stock.

·

Issued 1,111,111 common shares for purchasing $50,000 in common stock.

·

Issued 2,250,000 common shares for purchasing $250,000 a data record.

·

Issued 250,000 common shares for purchasing $25,000 in website services.

·

Issued 50,000 common shares for converting $2,500 in convertible debt and purchasing $2,500 in common stock.

·

Issued 50,000 common shares for converting $2,500 in convertible debt and purchasing $2,500 in common stock.

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

Energy and Water Development Corp.

Date: August 17, 2020	By:	/s/ Ralph Hofmeier
Ralph Hofmeier
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph Hofmeier	President, Chief Executive Officer, Director, and	August 17, 2020
Ralph Hofmeier	Chairman (Principal Executive Officer)

/s/ Irma Velazquez	Chief Operating Officer (Principal Financial Officer and	August 17, 2020
Irma Velazquez	Principal Accounting Officer), Director and Vice-Chairman