Form 10-Q
period 2020-09-30
Energy & Water Development Corp
filed 2020-11-17
CIK 1563298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

The number of shares outstanding of the registrant’s classes of common stock as of November 09, 2020 was 111,372,107 shares.

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

i

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Energy and Water Development Corp.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$9,270	$—
Prepaid expenses	148,384	30,375
TOTAL CURRENT ASSETS	157,654	30,375

TOTAL ASSETS	$157,654	$30,375

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,139,893	$1,137,446
Customer/investor deposit (Note 6)	303,742	313,742
Due to affiliate distributor (Note 6)	—	4,959
Convertible loan payables, net of discounts (Note 7)	83,453	243,923
Due to officers (Note 5)	261,653	2,276,770
Derivative liability	344,186	413,795
TOTAL CURRENT LIABILITIES	2,132,927	4,390,635

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 500,000,000 shares authorized, 3,780,976 and 0 shares issued and outstanding in September 30, 2020 and December 31, 2019, respectively	3,781	—
Common stock, par value $.001 per share; 1,000,000,000 shares authorized, 108,714,615 and 93,462,483 shares issued and outstanding in September 30, 2020 and December 31, 2019, respectively	108,714	93,462
Additional paid in capital	11,231,738	7,491,197
Accumulated deficit	(13,319,506)	(11,944,919)
TOTAL STOCKHOLDERS' DEFICIT	(1,975,273)	(4,360,260)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$157,654	$30,375

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

GENERAL and ADMINISTRATIVE EXPENSES

Management fees to affiliate	$75,000	$75,000	$225,000	$225,000
Officer’s salaries and payroll taxes	81,150	80,738	243,038	242,213
Professional fees	78,148	195,796	276,221	261,296
Travel and entertainment	—	—	33	8,082
Other general and administrative expenses	7,709	9,613	275,148	15,599
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	242,007	361,147	1,019,440	752,190

LOSS FROM OPERATIONS	(242,007)	(361,147)	(1,019,440)	(752,190)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	694,096	199,149	912,825	199,149
Interest and other income (expense), net	(921,706)	(79,697)	(1,256,970)	(130,290)
TOTAL OTHER INCOME (EXPENSE)	(227,610)	119,452	(344,145)	68,859

LOSS BEFORE TAXES	(469,617)	(241,695)	(1,363,585)	(683,331)

TAXES	(11,002)	—	(11,002)	—

NET LOSS	$(480,619)	$(241,695)	$(1,374,587)	$(683,331)

Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - Basic and diluted	107,287,560	92,994,440	100,764,795	90,569,338

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2018	—	$—	87,913,933	$87,914	$7,187,862	$(11,016,304)	$(3,740,528)
Sale of common stock	—	—	200,000	200	31,800	—	32,000
Net Loss	—	—	—	—	—	(213,920)	(213,920)
BALANCE AT MARCH 31, 2019 (Unaudited)	—	—	88,113,933	88,114	7,219,662	(11,230,224)	(3,922,448)
Sale of common stock	—	—	11,200	11	11,189	—	11,200
Conversion of debt	—	—	4,611,350	4,611	483,213	—	487,824
Conditional shares issued to debt holders	—	—	56,000	56	(56)	—	—
Beneficial conversion feature	—	—	—	—	98,000	—	98,000
Net Loss	—	—	—	—	—	(227,716)	(227,716)
BALANCE AT JUNE 30, 2019 (Unaudited)	—	—	92,792,483	92,792	7,812,008	(11,457,940)	(3,553,140)
Common stock issued for services	—	—	140,000	140	39,060		39,200
Common stock issued to debt holders	—	—	266,000	266	58,734		59,000
Conditional shares resolved by debt holder	—	—	(16,000)	(16)	16		—
Reclassification of tainted notes	—	—			(559,300)		(559,300)
Net Loss	—	—				(241,695)	(241,695)
BALANCE AT SEPTEMBER 30, 2019 (Unaudited)	—	$—	93,182,483	$93,182	$7,350,518	$(11,699,635)	$(4,255,935)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2019	—	$—	93,462,483	$93,462	$7,491,197	$(11,944,919)	$(4,360,260)
Common and preferred stock issued to satisfy accrued payroll to officers	3,780,976	3,781	2,044,190	2,044	2,232,175	—	2,238,000
Conversion of debt	—	—	691,522	692	37,808	—	38,500
Conversion of interest and fees	—	—	46,789	47	2,573	—	2,620
Derivative settled upon conversion of debt	—	—	—	—	23,940	—	23,940
Reclassification of equity to liability for derivatives	—	—	—	—	(54,159)	—	(54,159)
Net Loss						(11,299)	(11,299)
BALANCE AT MARCH 31, 2020 (Unaudited)	3,780,976	3,781	96,244,984	96,245	9,733,534	(11,956,218)	(2,122,658)
Sale of common stock			1,301,111	1,301	67,699	—	69,000
Conversion of debt	—	—	4,426,091	4,426	239,074	—	243,500
Conversion of interest and fees		—	139,275	139	5,641	—	5,780
Common stock issued for marketing services			2,500,000	2,500	247,500		250,000
Derivative settled upon conversion of debt	—	—	—	—	151,434	—	151,434
Subscription deposits received					161,000		161,000
Net Loss			—	—	—	(882,669)	(882,669)
BALANCE AT JUNE 30, 2020 (Unaudited)	3,780,976	3,781	104,611,461	104,611	10,605,882	(12,838,887)	(2,124,613)
Sale of common stock			2,120,000	2,120	214,880	—	217,000
Conversion of debt	—	—	1,924,397	1,924	197,076	—	199,000
Conversion of interest and fees		—	58,757	59	4,341	—	4,400
Derivative settled upon conversion of debt	—	—	—	—	283,559	—	283,559
Subscription deposits received/used					(74,000)		(74,000)
Net Loss			—	—	—	(480,619)	(480,619)
BALANCE AT SEPTEMBER 30, 2020 (Unaudited)	3,780,976	$3,781	108,714,615	$108,714	$11,231,738	$(13,319,506)	$(1,975,273)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019

CASH FLOW FROM OPERATING ACTIVITIES:
NET LOSS	$(1,374,587)	$(683,331)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Amortization of debt discount (Note 6 and 7)	1,142,520	79,746
Common stock issued for services	250,000	39,200
Change in fair value of derivative liability	(912,825)	(199,149)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(118,009)	(1,875)
Accrued management fees and due to/from officers	222,883	208,487
Accounts payable and accrued expenses	15,247	305,722
Due to affiliates	(4,959)	—
Net cash used in operating activities	(779,730)	(251,200)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible loans	416,000	208,000
Proceeds from the sale of common stock	286,000	43,200
Proceeds from subscriptions	87,000	—
Net cash provided by financing activities	789,000	251,200

NET CHANGE IN CASH	9,270	—

CASH AT THE BEGINNING OF THE PERIOD	—	—
CASH AT THE END OF THE PERIOD	$9,270	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NON-CASH INVESTING AND FINANCING TRANSACTION:
Derivative liability discount	$409,302	$110,000
Conditional shares issued to debt holders	$—	$40
Common shares issued to satisfy related party liability	$2,238,000	$—
Common shares issued for interest and fees	$12,800	$—
Debt discount related to beneficial conversion feature	$—	$98,000
Reclassify derivative liability upon conversion	$458,933	$—
Stock issued to satisfy convertible debt	$481,000	$546,824
Reclassify equity to liability for derivatives	$54,159	$—

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2020 and December 31, 2019

Note 1. Incorporation and Nature of Operations

In September 2019, Eurosport Active World Corp. changed its name to Energy and Water Development Corp. (the “Corporation”, “Company”, “EAWC” or “EAWD”) to better present the Company’s purpose and business sector.  The name change received approval by Financial Industry Regulatory Authority (“FINRA”) on October 22, 2019.  The Company was incorporated under the laws of the State of Florida on December 12, 2007.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements (unaudited) include the accounts of Energy and Water Development Corp. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

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

Fair Value of Financial Instruments

Due to their short maturities, the carrying amounts of Cash, Prepaid, Other Current Assets, Accounts Payable Accrued Expenses, Accrued Salaries and Other Current Liabilities approximate their fair value.

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

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, our derivative liabilities as of September 30, 2020 and December 31, 2019, were $344,186 and $413,795, respectively and measured on Level 3 inputs.

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

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2020 and December 31, 2019

For the nine months ended September 30, 2020 and 2019, an aggregate of 2,200,000 stock options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

As discussed more fully in Note 6, convertible note holders have the option of converting their loans into common shares subject to the terms and features offered by the specific convertible notes. Some note holders were also granted purchase options to purchase additional shares subject to the features of each purchase option. If the convertible note holders of unexercised convertible notes exercised their conversion feature and the additional purchase options, they would represent 2,897,917 and 5,380,000 in additional common shares at September 30, 2020 and December 31, 2019, respectively.  The potential shares from both the conversion feature and the rights to purchase additional shares were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and compatibility among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specific scope exceptions. The guidance in this update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments in this update became effective for our 2019 fiscal year including interim periods within the 2019 fiscal year. The adoption of ASU No. 2016-02 had no material impact on our financial statements.

Note 4. Going Concern

The Company has begun to commercialize its products by beginning the build out of its initial revenue opportunity.  The Company has received a deposit on its first order, which it has not yet been delivered due to delays caused by the COVID-19 global pandemic, consequently it has recognized no revenue.  Due to the timing of the project build out, the Company has not currently recorded any revenue and consequently has incurred operating losses since it began operations (December 2012) totaling $13,319,506 at September 30, 2020. During the nine months ended September 30, 2020, the Corporation incurred net losses of $1,374,587. The Company also incurred a working capital deficit of $1,975,273 at September 30, 2020.

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

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2020 and December 31, 2019

Note 5. Related Party Transactions

Due to officers

Amounts due to officers as of September 30, 2020 and December 31, 2019 are comprised of the following:

	2020	2019
	(Unaudited)
Ralph Hofmeier:
Unsecured advances due to officer	$17,778	$17,778
Accrued salaries	112,500	1,175,000
Total due to Ralph Hofmeier	130,278	1,192,778

Irma Velazquez:
Unsecured advances due to officer	18,875	20,992
Accrued salaries	112,500	1,063,000
Total due to Irma Velazquez	131,375	1,083,992
	$261,653	$2,276,770

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

During the nine months ended September 30, 2020, EAWC-TV provided $75,000 of paid services and $150,000 of accrued services plus $3,606 net in interest and remitted $176,018 to vendors in satisfaction of EAWD obligations. The escrow agent (see below) remitted $218,909 to EAWC-TV. The balance due to EAWD by EAWC-TV at September 30, 2020 was $101,245.  This balance has been offset against the accounts payable due to EAWC-TV for unpaid monthly management fees of $249,250, bringing the net amount due to EAWC-TV to $148,005.

Escrow Arrangement

During the nine months ended September 30, 2020, the Company engaged an escrow agent to receive funds and make disbursements of company funds held in escrow. During the nine months ended September 30, 2020 the escrow agent accepted $333,000 from lenders who acquired convertible notes and paid $114,089 of company expenses on behalf of EAWD, forwarding the remaining funds of $218,909 to EAWC-TV to manage for EAWD. The escrow arrangement ended in July 2020.

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2020 and December 31, 2019

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

Investor deposit

On December 16, 2019, the Company received $10,000 from a potential investor to purchase 50,000 shares of the Company’s common stock.  The Company did not receive the required signed and completed subscription stock purchase agreements and accordingly did not issued the shares.  The instructions were formalized and signed purchase documents were received in July, 2020 and the shares were then issued.

Note 7. Convertible Loans Payable

As of September 30, 2020 and December 31, 2019, the balance of convertible loans payable net of discount was $83,453 and $243,923, respectively of which convertible loans held by shareholders amounted to $0 and $203,923. The convertible loans were issued in several different forms as discussed below.

Convertible loans

From December 2015 through December 2018, the Company issued convertible loans payable to an aggregate of 11 note holders, raising $586,825. These convertible loans were due on demand, unsecured, have no maturity date and were generally non-interest bearing although a few of the notes provide for 2% interest. During the year ended December 31, 2019, by mutual agreement between the Company and the debt holders, an aggregate of $546,824 of outstanding convertible debt was converted into 4,877,350 common shares of the Company at a conversion price ranging from $0.10 - $1.00 per share. In addition, the Company has issued 40,000 conditional shares to several note holders pending paperwork to complete the conversion. As of September 30, 2020 and December 31, 2019, the Company had outstanding convertible loans in this form of $40,000 and $40,000, respectively.

Convertible loans with beneficial conversion feature

During the first quarter of 2019, the Company issued two convertible loans payable, which totaled $98,000. The convertible loans payable are due on February 19, 2020, accrue interest at 0-2% per annum and are convertible into 1,960,000 shares of the Company’s common stock at $0.05 per share which is a discount to the market price on the date of the issuance (beneficial conversion feature). After performing an analysis of the conversion option under ASC Topic 815, “Derivatives and Hedging” and determining that the instrument does not qualify for derivative accounting treatment. The Company therefore performed an analysis if the conversion option was subject to a beneficial conversion feature and determined that it was.  Accordingly, the Company recorded a debt discount of $98,000 for the value of the beneficial conversion feature.  For the nine months ended September 30, 2020 and 2019 the Company amortized debt discount of $8,148 and $0, respectively.  The debt discount was fully amortized in the first quarter of 2020. On May 14, 2020 these notes ($98,000) were converted into 1,960,000 common shares. As of September 30, 2020 and December 31, 2019, the Company had no outstanding convertible loans net of the beneficial conversion feature.

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

September 30, 2020 and December 31, 2019

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

The Company recorded $110,000 as a derivative liability discount at inception. At December 31, 2019, the Company determined the aggregate fair value of the embedded derivatives had fallen to $129,477, which resulted in a $54,332 change in fair value credited to current period operations. As of September 30, 2020 and December 31, 2019 the outstanding derivative liability related to these convertible notes was $0 and $129,477, respectively.

For the nine months ended September 30, 2020 and 2019 the Company amortized debt discount of $70,540 and $14,595, respectively. Also during the nine months ended September 30, 2020, the loan holder on six occasions converted in aggregate, $110,000 of convertible debt into 2,417,613 common shares at pricing ranging from $0.04 to $0.09, which fully converted the debt to common shares.  These conversions were fair valued to determine the reduction of the derivative liability associated with the conversions. As of September 30, 2020 and December 31, 2019, the Company had outstanding convertible loans net of the debt discount of $0 and $39,460, respectively.

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

Convertible loans with a variable vested conversion feature, Original Issue Discount

On January 23, 2020, February 27, 2020, April 8, 2020, June 11, 2020, July 17, 2020 and September 25, 2020 the Company entered into three $60,000, two $48,000 and one $43,000 8% convertible notes with original issue discount to provide interim financing.  The debt agreements provide that these notes are convertible 180 days after their issuance date. The notes bear interest at the rate of 8% per annum. All interest and principal must be repaid before or on January 24, 2021, February 28, 2021, April 15, 2021, June 15, 2021, July 17, 2021 and September 25, 2021. The notes are convertible into common stock, at the holder’s option after a one-year vesting period, at a price equal to 70% of the lowest closing bid price of the common stock during the 20 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by:

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

September 30, 2020 and December 31, 2019

After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

As of July 30 the Company completed three transactions converting debt to common stock to fully convert the January 23, 2020 $60,000 loan into 800,359 shares of common stock.  As of September 30 the Company completed four transactions converting debt to common stock to fully convert the February 27, 2020 $60,000 loan into 669,002 shares of common stock.

As of September 30, 2020 and December 31, 2019, the Company had outstanding convertible loans with variable vested conversion feature net of the debt discount of $43,453 and $0, respectively.  For the nine months ended September 30, 2020 and 2019, the Company amortized debt discount including original issue discount of $112,577 and $0, respectively.

Derivative liability

The Company’s derivative liability consists of transactions discussed in the previous loan category (Convertible loans with a variable conversion feature) and loan category (Convertible loans with beneficial conversion).

A summary of transactions follows:

Fair value as of December 31, 2018	$—
Fair value on the date of issuance recorded as debt discount	183,809
Fair value on the date of issuance recorded as loss on derivative	(73,809)
Gain on change in fair value of derivatives	(255,505)
Reclassification of tainted notes to derivative	559,300
Fair value as of December 31, 2019	413,795
Debt discount from derivatives	409,302
Reclassification of equity to liability for derivatives	54,159
Amortization of debt discount from derivatives	838,688
Change in fair value of derivatives	(912,825)
Derivative settled upon conversion of debt	(458,933)
Fair value as of September 30, 2020	$344,186

Convertible loans with purchase option

In November of 2019, the Company entered into convertible loans with 2 lenders totaling $122,000.  These loans provide for a six month maturity, which may be extended up to one year, do not pay interest, and may be converted any time following the six month anniversary at a fixed price of $0.10 per share and fixed shares.  One of the above loans for $55,000 became convertible on February 19, 2020 and was converted into 275,000 shares on May 5, 2020 along with exercising the purchase option for 275,000 common shares.  On July 23, 2020 the second loan was converted in 335,000 common shares.

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

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2020 and December 31, 2019

As of September 30, 2020 and December 31, 2019, the Company had outstanding convertible loans with purchase options net of debt discount of $0 and $74,611, respectively. As of September 30, 2020 and December 31, 2019 the outstanding derivative liability related to these convertible notes was $0 and $0, respectively.  For the nine months ended September 30, 2020 and 2019, the Company amortized debt discount for these two notes of $47,389 and $0, respectively.

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

In June 2020, three of notes totaling $19,000 were converted into 190,000 shares of common stock and noteholders exercised their option to purchase an additional 190,000 shares for $19,000.  In July 2020, three of the notes totaling $12,000 were converted into120,000 common shares. One loan was cancelled by mutual agreement with the note holder.  The original note   was changed to a stock purchase for 660,000 common shares utilizing the $66,000 original proceeds of the loan.   As of September 30, 2020 and December 31, 2019, the Company had outstanding convertible loans net of debt discount of $0 and $0, respectively. As of September 30, 2020 and December 31, 2019 the outstanding derivative liability related to these convertible notes was $0 and $0, respectively. Total debt discount amortized for these 7 convertible notes with purchase options for the nine months ended September 30, 2020 was $65,175.

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

During the three months ended September 30, 2020 the Company engaged in the following equity transactions:

·

issued 1,924,397 common shares for conversion of $199,000 of convertible debt as discussed in Note 7,

·

issued 58,757 common shares for interest and fees,

·

  sold 2,120,000 common shares for $217,000,

·

issued common shares for $74,000 in subscriptions received in the previous quarter, and

·

removed $283,559 of derivative for converted debt.

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2020 and December 31, 2019

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

A summary of information regarding the Corporation’s common stock options outstanding is as follows:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Outstanding at December 31, 2018	2,200,000	$0.10	2.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2019	2,200,000	0.10	1.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at September 30, 2020	2,200,000	$0.10	.25

The above outstanding options were granted on January 1, 2012, to a former executive of the Company. The options were fully vested and exercisable at December 31, 2016. Accordingly, during the nine months ended September 30, 2020 and 2019, the Corporation did not recognize any stock-based compensation expense.

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2020 and December 31, 2019

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

Note 11. Subsequent Events

·

On July 29, 2020, EAWD received qualification of its Form 1-A regarding the offering of 20 million shares.

·

On October 08, 2020 the Company sold 335,000 common shares for $67,000.

·

On October 08, 2020 the Company issued 1,250,000 common shares valued at $204,750 for investor relations services.

·

On October 15, 2020 the Company issued 194,805 common shares to convert $15,000 of debt.

·

On October 19, 2020 the Company sold 200,000 common shares for $20,000.

·

On October 22, 2020 the Company issued 262,123 common shares to convert $20,000 of debt.

·

On October 28, 2020 the Company issued 225,564 common shares to convert $15,000 of debt.

·

On November 02, 2020 the Company issued 190,000 common shares valued at $20,000 for finders fees.

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

RESULTS of OPERATIONS

Results of Operations for the Nine Months ended September 30, 2020 Compared to the Nine Months ended September 30, 2019

Revenue

For the nine months ended September 30, 2020, although the Company has received a deposit on its first order, which it has not yet been delivered; consequently it has recognized no revenue. The Company agreed to accept a $303,742 reduction in the balance owed by EAWD to EAWC-TV as a deposit with EAWD related to this order. The deposit will be satisfied through delivery of the equipment when performance has occurred by the end of 2020. The timing of the delivery has been extended several months due to the impact of COVID-19.

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

General and Administrative Expense

General and administrative expense increased by $267,250 to $1,019,440 for the nine months ended September 30, 2020 from $752,190 for the nine months ended September 30, 2019.

The increase in general and administrative expenses was primarily due to increases in the following categories:

·

 $14,925 increase for professional fees, as a result of :

·

a ($134,400) decrease in financial consulting matters,

·

a $34,965 increase in accounting, reporting and tax services,

·

a $63,976 increase in SEC matters,

·

a $54,234 increase in services related to the Norwood litigation,

·

a $12,500 increase in legal fees for financing matters to secure additional financing, and

·

a ($16,350) decrease for corporate matters.

·	$251,270 increase in advertising and marketing expense as primarily the result of the $250,000 purchase of web services and research materials to promote the Company, and
·	$1,055 increase in other general and administrative expense, which is considered nominal.

Other Income (Expense)

Other income (Expense) increased expense of $413,004 from $68,859 income (2019) to ($344,145) expense (2020) primarily as a result of the following:

·	a ($1,126,680) interest and other income, and

·	a $713,676 income for change in fair value of derivative liability.

Net Loss

Net Loss increased by $691,256 expense to $1,374,587 expense for the nine months ended September 30, 2020 from $683,331 for the nine months ended September 30, 2019. This increase was attributable to the net increases and decreases as discussed above.

Results of Operations for the Three Months ended September 30, 2020 Compared to the Three Months ended September 30, 2019

Revenue

For the three months ended September 30, 2020, although we signed a contract for the sale of a SPAWG to our South African customer, the build out which began in the fourth quarter of 2019, will take 6-8 months to complete before revenue will occur. On June 18, 2020, the Company has received a Contract Award with a value of USD$14,650,640 from the Iraqi Project and Contracting Office to supply 20 self-sufficient energy supply atmosphere water generation systems to various Iraqi projects. The timing of the delivery will be extended several months due to the impact of COVID- 19. These transactions represent a revenue opportunity for EAWD.

General and Administrative Expense

General and administrative expense decreased by $119,140 to $242,007 expense for the three months ended September 30, 2020 from $361,147 expense for the three months ended September 30, 2019.

The increase in general and administrative expenses was primarily due to increases in the following categories:

·

(($(117,648) decrease for professional fees, as a result of :

·

a ($134,400) decrease in financial consulting matters,

·

a $26,083 increase in accounting, reporting and tax services

·

a $14,532 increase in SEC matters,

·

a ($8,488) decrease in services related to the Norwood litigation,

·

a $500 increase in legal fees for financing matters to secure additional financing, and

·

a ($15,875) decrease for corporate matters, and

·	($1,492) decrease in other general and administrative expense, which is considered nominal.

Other Income (Expense)

Other income (Expense) increased $347,062 from $119,452 income (2019) to $227,610 expense (2020) primarily as a result of the following:

·	a ($842,009) interest and other income, and

·	a $494,947 income for change in fair value of derivative liability.

Net Loss

Net Loss increased by $238,924 to $480,619 for the three months ended September 30, 2020 from $241,694 for the three months ended September 30, 2019. This increase was attributable to the net increases and decreases as discussed above.

LIQUIDITY and CAPITAL RESOURCES

We had $9,270 cash and a working capital deficit of $1,975,273 at September 30, 2020. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties discussed more fully below.

We have sustained operating losses since our operations began. At September 30, 2020, we had an accumulated deficit of $13,319,506. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining more project contracts, among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

We have satisfied our cash and working capital requirements in the nine months ended September 30, 2020, through the issuance of convertible loans and the sale of common stock. During the nine months ended September 30, 2020, the Company entered into $97,000 in simple convertible loans, which contained a purchase option for an additional 970,000 shares. The holders of the convertible loan instruments have the option to convert these loans into common stock at a conversion price of $0.10 per share up to six months from the note issuance. The Company also issued $294,000 of convertible loans with a variable vested conversion feature. Refer to Note 7 of the financial statements under section “Convertible loans with a variable vested conversion feature, Original Issue Discount” for more information. In four individual transactions ranging from January 23, 2020 to June 11, 2020, the Company secured interim financing. The notes provide for interest at 8% per annum and require the all interest and principal be repaid in one year.

Comparison of Cash Flows for the Nine Months Ended September 30, 2020 (2020) and September 30, 2019 (2019)

Cash Flows from Operating Activities

We used $779,730 of cash in our operating activities in 2020 compared to $251,200 used in 2019. The increase in cash used of $528,530 was primarily due to:

·

$397,172 decrease in cash provided from changes in working capital components to $115,162 (2020) compared to $512,334 (2019). The decrease was primarily derived from $116,134 increase in cash used to reduce prepaid expenses for vendor advances and a $290,475 increase in cash used by accounts payable accrued expenses.

·

$131,358 increase in cash used from net loss and noncash adjustments to $894,892 (2020) compared to $763,534 (2019). This increase in cash used was primarily associated with an increase in net loss of 691,256 that was reduced by adjustments for noncash charges of $250,000 for stock issued for services, $1,062,774 increase for amortization of debt discount and $713,676 decreased by changes in fair value for derivative liabilities.

Cash Flows from Investing Activities

We received $0 cash provided by our investing activities in 2020 or 2019.

Cash Flows from Financing Activities

We received $789,000 (2020) and $251,200 (2019) in cash provided from financing activities. The net increase of $537,800 is due primarily to a $208,000 increase in financing through issuance of convertible loans, a $329,800 increase in proceeds from the sale of subscriptions and common stock.

Financial Position

Total Current Assets – At September 30, 2020 the Company had $157,654 representing $9,270 in cash, $134,200 in deposits for the manufacture of equipment comprising our first sale and $14,184 advance payments for services primarily legal retainers for new corporate/SEC counsel.

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

OFF-BALANCE SHEET ARRANGEMENTS

None

GOING CONCERN

The Company has begun to commercialize its products by beginning the build out of its initial revenue opportunity.  The Company has received a deposit on its first order, which it has not yet delivered due to delays caused by the COVID-19 global pandemic, consequently it has recognized no revenue.  Due to the timing of the project build out, the Company has not currently recorded any revenue and consequently has incurred operating losses since it began operations (December 2012) totaling $13,319,506 at September 30, 2020. During the nine months ended September 30, 2020, the Corporation incurred net losses of $1,374,587. The Company also incurred a working capital deficit of $1,975,273 at September 30, 2020.

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

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of December 31, 2019. This evaluation was carried out by our Principal Executive Officer and our Principal Finance Officer. Based on that evaluation, our Principal Executive Officer and our Principal Finance Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that, as of September 30, 2020, our disclosure controls and procedures were not effective:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued the following common shares during the nine months ended September 30, 2020:

·

issued 2,044,190 common shares and 3,780,976 Series A preferred stock, to satisfy accrued salaries of our Chief Executive Officer and our Chief Operating Officer of $2,238,000.

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

·

Issued 3,421,111 common shares for $286,000 in cash.

·

Issued 455,000 common shares in four transactions for converting $79,000 in convertible debt.

·

Issued 800,395 common shares in three transactions for converting $60,000 in convertible debt along with 27,329 common shares for interest.

·

Issued 669,002 common shares in four transactions for converting $60,000 in convertible debt along with 31,428 common shares for interest.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   MINE SAFETY DISCLOSURES

N/A

ITEM 5.   OTHER INFORMATION

·

On October 15, 2020, EAWD announced its official registration of a new branch of the corporation in Hamburg Germany.  The new location in Germany will allow the company to expand capacity for assembling, manufacturing, customer support, engineering, sales and services, and leadership functions across the entity.

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

Energy and Water Development Corp.

Date: November 16, 2020	By:	/s/ Ralph Hofmeier
Ralph Hofmeier
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph Hofmeier	President, Chief Executive Officer, Director, and	November 16, 2020
Ralph Hofmeier	Chairman (Principal Executive Officer)

/s/ Irma Velazquez	Chief Operating Officer (Principal Financial Officer and	November 16, 2020
Irma Velazquez	Principal Accounting Officer), Director and Vice-Chairman