Form 10-K
period 2020-12-31
Energy & Water Development Corp
filed 2021-09-30
CIK 1563298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

Commission file number: 000-56030

ENERGY AND WATER DEVELOPMENT CORP.

 (Exact Name of Registrant as Specified in Its Charter)

Florida	30-0781375
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7901 4th Street N STE #4174, St Petersburg, Florida 33702

(Address of Principal Executive Offices, including Zip Code)

Tel No.: 727-677-9408

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
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the regular public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $7,206,087 based on the closing price of $0.1245 for the registrant’s common stock as quoted on the OTC QB Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The number of shares outstanding of the registrant’s classes of common stock as of September 23, 2021 was 139,578,193 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Report may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements include, but are not limited to, statements regarding our Company and management’s expectations, hopes, beliefs, intentions, or strategies regarding the future, including our financial condition and results of operations. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Other important factors that we think could cause our actual results to differ materially from expected results are summarized below, including the ongoing impact of the current outbreak of the novel coronavirus ("COVID-19"), on the U.S., regional and global economies, the U.S. sustainable energy market, and the broader financial markets. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described in this Form 10-K and in our subsequent filings under the Exchange Act. Other factors besides those listed could also adversely affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally, uncertainty regarding the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the global economy and economic activity, including the timing of the successful distribution of an effective vaccine.

Statements regarding the following subjects, among others, may be forward-looking:

•

negative impacts from a continued spread of COVID-19, including on the U.S. or global economy or on our business, financial position, or results of operations;

•

market trends in our industry, energy markets, commodity prices, interest rates, the debt and lending markets, or the general economy;

•

our plans and expectations regarding future financial results, expected operating results;

•

the sufficiency of our cash and our liquidity;

•

development of new products and improvements to our existing products;

•

our manufacturing capacity and manufacturing costs;

•

the adequacy of our agreements with our suppliers;

•

our ability to obtain financing, our ability to comply with debt covenants or cure any defaults;

•

availability of opportunities to participate in climate solutions including energy efficiency and renewable energy projects and our ability to complete potential new opportunities in our pipeline;

•

actions and initiatives of federal, state and local governments and changes to federal, state and local government policies, regulations, tax laws and rates and the execution and impact of these actions, initiatives and policies;

•

our ability to obtain and maintain financing arrangements on favorable terms, including securitizations;

•

general volatility of the securities markets in which we participate;

•

the impact of weather conditions, natural disasters, accidents or equipment failures, or other events that disrupt our operations or negatively impact the value of our assets;

•

availability of and our ability to attract and retain qualified personnel; and

•

our understanding of our competition.

Forward-looking statements are based on beliefs, assumptions and expectations as of the date of this Form 10-K. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements after the date of this Form 10-K, whether as a result of new information, future events or otherwise.

The risks included here are not exhaustive. Other sections of this Form 10-K may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ii

PART I

ITEM 1. BUSINESS.

Company History

Energy and Water Development Corp. (the “Company” or “EAWD”) was registered as a Florida corporation under the name Eagle International Holdings Group Inc. on December 12, 2007 and, on March 10, 2008, the Company changed its name to Eurosport Active World Corporation.

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

The Business

We are an engineering services company formed as an outsourcing green tech platform, focused on sustainable water and energy solutions.

▪

EAWD builds water and energy systems out of already-existing, proven technologies, utilizing our technical know-how to customize solutions to our clients’ needs.

▪

The Company offers design, construction, maintenance and specialty consulting services to private companies, government entities and non-government organizations (NGOs).

In view of the increased world-wide demand for water and energy, our business goals are focused on water generation and green energy production. To accomplish this, we set out to establish an outsourcing green tech platform, providing engineering and technical consultation services to design the most sustainable technological solutions that can provide water and energy. We also intend to secure all required technical, maintenance, education, and training related to the identified technology solutions. To this end the Company has sought potential collaboration with green tech research and development centers in Europe and has established a branch in Hamburg Germany, where we have started to assemble the innovative Self Sufficient Power Supply Atmosphere Water Generation Systems (eAWGs).

The green tech industry is constantly evolving due to ongoing and increasing water scarcity as well as increased energy need in the world.  Therefore, we believe that by designing the most sustainable renewable solutions to these problems, EAWD will become an essential component of a rapidly growing industry with many new markets. The green tech industry is complex because it still requires much promotion and information about its potential. Furthermore, regulations in each country are different and, in many cases, several segments are regulated by both national and local (state, provincial, municipal) governments. EAWD’s approach seeks to assist businesses with the growth and development of their general operations by ensuring the efficient, profitable, and sustainable supply/generation of water and energy allowing our potential customers to focus on their business while adopting strategies of sustainability. Using our identified technology, products, and services licensed or purchased from other technological sources, we are delivering and installing a product set that suits the green technology water and/or energy needs of our customers. By using the state-of-the art technological solutions and technologies identified, designed, and provided by EAWD and its collaborators, we believe that our potential clients will be free to focus on the performance of their operations as well as with the water and energy consumption or generation regulations within their industry. Our clients may be businesses seeking to upgrade their business processes or governmental entities seeking to apply green technology solutions for the water and energy they supply to their constituencies.

We continue to be a development stage company. The Company presently assembles its eAWGs at its workshop in Germany and outsources most of its engineering and technical services as well as services relating to the promotion, selling, and distribution of the identified technological solutions. We presently have only two employees: Mr. Hofmeier, our President, Chief Executive Officer, Chairman of the Board, and a significant stockholder, and Ms. Velazquez, our Chief Operating Officer, Vice-Chairman, and a significant stockholder.

We seek to focus on three main aspects of the water and energy business: (1) generation, (2) supply, and (3) maintenance. We seek to assist private companies, government entities and municipalities NGOs to build profitable and sustainable supplies/generation capabilities of water and energy as required by selling them the required technology or technical service to enhance their productivity/operability. With its outsourced technical arm and its commission-based global network of vendors, the Company expects to create sustainable added value to each project it takes on while generating revenue from its engineering and technical consultancy services, project management, sale of our Self Sufficient Power Supply Atmosphere Water Generation Systems (eAWGs) Solar Energy Generation Systems and Energy Management Systems, royalties from the commercialization of energy and water in certain cases, and revenues from the licensed innovated technologies.

The following table depicts the Company’s service and product offerings to its client.

We provide customized technology solutions and technical services, based upon client need and preference, which may include any or all of the following:

•	water/energy generation;
•	technical assistance;
•	strategic and financial partnering;
•	project management.

The Company also focuses on addressing areas of the industry which concentrate on new technological and engineering concepts relating to water and energy generation and those related components that assist in advancing the green tech industry. These include:

•	advancement of eAWGs;
•	development of techniques to attain self-sufficient supply of energy;
•	advancement of new ideas on energy generation, storage and management implementation;
•	designing, prototyping, and arranging the manufacture of new water and energy generation systems.

Our Business Relationships

Agreements with EAWC Tecnologias Verdes, S.A. (“EAWC-TV”)

Pursuant to a Management and Administrative Services Agreement (the “MASA”) between the Company and EAWC Tecnologias Verdes, SA (“EAWC-TV”) dated January 1, 2017, during the fiscal year ended December 31, 2020, back-end management and administrative services were provided to the Company by EAWC-TV, a privately-owned Mexican company, 5% of which is owned by Mr. Hofmeier, our President, Chief Executive Officer, Chairman of the Board and a significant stockholder.  Mr. Hofmeier does not hold any management or other personnel position with EAWC-TV.

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

The Company agreed to pay EAWC-TV $25,000 per month pursuant to the MASA. The MASA was terminated effective January 1, 2021. All administrative services previously provided by EAWC-TV will be provided internally by the Company´s branch in Germany. EAWC-TV remains the Company’s exclusive distributor for Mexico and Latin America, pursuant to a distribution agreement dated July 17, 2015.

Our Vision

The global atmospheric water generator market size was valued at USD 2.1 billion in 2019 and is expected to grow at a compounded annual growth rate (CAGR) of 19.5% from 2020 to 2027. The main factors of concern for manufacturers are the high carbon footprint created from operations and the high-power requirement.

The mission of EAWD is to provide sustainable water generation systems based on high efficiency and renewable sources, and energy management solutions. Through a combination of the best design and configuration of state of the art technology-assisted solutions, EAWD has created a completely self-sufficient energy generation and water production system (eAWGs), which can be simultaneously used to meet potable water requirements as well as the electrical energy needs of the industrial sector.

EAWD promotes and commercializes its green technology solutions via commission-based distributers and agents worldwide.

Through our BlueTech Alliance for Water Generation, established in December 2020; we have state of the art technology partners, technology transfer agreements, and technology representation agreements in place relating to aspects of renewable energy and water supply. These unique key relationships offer important selling features and capabilities that differentiated EAWD from its competitors.

The Company plans to generate revenue from its engineering and technical consultancy services, project management, sale of our Self Sufficient Power Supply Atmosphere Water Generation Systems, Solar Energy Generation Systems, and Energy Management Systems, royalties from the commercialization of energy and water in certain cases, and revenues from the licensed innovated technologies.

Our Products

The technological solutions offered by our Company are the following:

Self Sufficient Power Supply Atmosphere Water Generation System (eAWGs) & Aqua Mission Systems

Today, atmosphere water generators (AWGs) are standard equipment in many places; however, operating AWGs requires high amounts of energy that is often not available in the places where they are needed most, making the price for the generated water very high.  Our innovative eAWGs are designed to have an internal power supply and ability to generate power.  Our eAWG system produces sufficient quantities of potable water even in very dry and hot climate conditions and can be scaled to almost any size, community, and/or population. Presently, AWGs are largely used in Asian and African countries. The majority of manufacturers of AWGs, which rely on dehumidifying, are located in China. Almost every U.S. based AWG brand is also supplied by manufacturers in China.

By contrast, EAWD uses a proven German technology for condensate water from the air based on A/C technology.  We believe that this method allows higher, more efficient, sustainable performance and a larger quantity of water generation because of its internal power supply and because it does not require high humidity to function. EAWD has licensed the rights to use this German AWG technology for ninety-nine years. Our eAWGs line is different in size from the standard AWG water generator line. Our eAWGs are energy self-sufficient and can condense large amounts of water out of the atmosphere and we believe they could be a solution in countries around the world that deal with issues of water scarcity.

Our eAWG with an internal power supply works by first inhaling large volumes of air, then cooling the air down to the dew point, and finally collecting, filtering, and mineralizing the resulting condensed water. Through this process, pure drinking water is created that meets the quality standards of the World Health Organization (WHO).  In regions with high temperatures and high humidity levels, a single system can generate up to 50,000 liters or 15,000 gallons of water per day. Our eAWGs line starts at 2,640 gallons/day and can expand the water supply to ONE acre-feet/day, which we believe, in effect, is essentially the ability to produce an unlimited supply of water. As a certified vendor of the United Nations Marketplace, EAWD is introducing the eAWGs to the UN with the hopes of initially supplying them to large refugee camps around the world in need of fresh water.

Solar Power Water Purification Systems

EAWD also seeks to respond to the growing need for drinking water by proposing a water purification solution utilizing solar, photovoltaic energy and, when applicable, a mini-windmill or other alternate source of renewable energy. The design of the system is ready to be built and delivered on demand.

Generally, drinking water is produced by passing sea water, lake water, river water, or stagnant water through several stages of purification and treatment until it is rendered drinkable in accordance with WHO standards. In the case of sea or stagnant water, we recommend a treatment via reverse osmosis membranes, which permits the retention of dissolved solids and results in obtaining water of drinking quality. If the water being treated emanates from lakes or rivers, we recommend treatment via an ultrafiltration membrane which functions by retaining suspended materials such as colloids, viruses and bacteria. The systems proposed by EAWD are containerized and contain all the equipment necessary to function autonomously, in part due to an automatic cleansing system that can be accessed remotely via satellite or the internet. Moreover, the machines use available renewable energy sources such as solar or wind.

Solar Power Systems – a high-quality frameless glass-glass solar panel with a supermatt surface.

Energy Storage Solutions - a highly capable Battery Management System (BMS) that allows controlled and optimized battery cell management.

Worldwide Business Relationships

EAWD has commission-based independent agents and distributors strategically placed around the world (i.e. Germany, Mexico, United States, India, Canada, Australia, Colombia, Nepal, Kenya, Morocco and Thailand. In total, we work with 34 commission-based independent agents and distributors to promote and sell EAWD’s technology solutions.

We believe that this worldwide presence through our agents and distributors will provide us access to the most important markets in need of water, energy, and energy management solutions.

Competition

The market witnesses the presence of a diversified array of large and small scale manufacturers resulting in a significant level of competition in the global market. The competition in the market, both in the residential and commercial sectors, is projected to grow in intensity and is characterized by the demand for advanced and reliable atmospheric water generator units. Rising demand for industrial-size eAWGs, particularly in regions facing water shortages, is expected to create opportunities for new market players such as EAWD through 2027. Moreover, current research that is focused on increasing overall product efficiency in the industry is anticipated to open new avenues for market players over the coming years. According to an atmospheric water generator market size report [published by Grand View Research in 2020], some of the prominent players in the atmospheric water generator (AWG) market include: Akvo Atmospheric Water Systems Pvt. Ltd., Dew Point Manufacturing, Saisons Trade & Industry Private Limited, Water Maker India Pvt. Ltd., Planets Water, Water Technologies International, Inc. (WTII), SkyWater Air Water Machines, Drinkable Air, Hendrx Water, Atlantis Solar, GENAQ Technologies S.L., Air2Water LLC, EcoloBlue, Inc and Watergen. On some level, each of these companies faces the two main industry challenges: carbon footprint and high-power requirement.

We compete by providing innovative systems assembled with state of the art technologies and that contain self-sufficient power supplies, which make them more sustainable and profitable than the traditional solutions. We also set ourselves apart by providing services that are valued by our customers such as reliable sales relationships, product innovations, and responses to changing market/business needs.

Government Regulation

The manufacturing, processing, testing, packaging, labeling, and advertising of the technologies that we sell may be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the U.S. Department of Agriculture, the Environmental Protection Agency, and by the standards provided by the U.S. Department of Health and Human Services and the World Health Organization for drinking water. Our operations may also be regulated by various agencies of states, localities, and foreign countries in which consumers reside. Currently, the technologies we intend to use in our solutions and our services are not subject to any governmental regulation in the United States although it is possible that the FDA may choose to regulate the quality of water produced from atmospheric water generating machines in the near future.

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

Employees

As of December 31, 2020, we had two full-time employees. Over time, we will be required to hire employees or continue to engage independent contractors in order to execute the projects necessary to grow and develop the business. These decisions will be made by our officers and directors, if and when appropriate. We work with 34 commission-based agents and distributors to promote and sell the Company’s technology solutions. These agents and distributors are independent contractors with whom we have contractual relationships and are compensated solely based on commission.

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

We will be an emerging growth company until the last day of the first fiscal year following the fifth anniversary of our first common equity offering, although we will lose that status earlier if our annual revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period or if we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We will qualify as a “large accelerated filer” as of the first day of the first fiscal year after we have (i) more than $700,000,000 in outstanding common equity held by our non-affiliates as of the last day of our most recently completed second fiscal quarter; (ii) been a public company for at least 12 months; and (iii) filed at least one annual report with the SEC. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, the Company is not required to include the disclosure required under this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our registered office is located at 7901 4th Street N STE #4174, St. Petersburg, Florida 33702. Our telephone number is +1 (727) 677-9408. Office services are contracted for on a month-to-month basis in this address. Since October 2020, the Company has an official registered Branch in Hamburg Germany; the office address Bellindam 3, 20095 Hamburg.  Our Telephone number is +49 40 809 08 1354.

We do not own any real property. We may procure additional space as we add employees and expand geographically. We believe that our current facilities are adequate to meet our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS.

CocoGrove – Case No. 09-81555 CA 21 in Miami-Dade County, Florida.  The nature of the litigation was for breach of a lease agreement.  This case is concluded with a judgement against the Company on July 7, 2010 for $84,393 plus $53,072 at 6% interest, There have been no efforts by CocoGrove to seek collection of this judgement.  Management intends to resolve this matter when it is in a financial position to make a payment.

EAWD vs Packard and Norwood – Case number 18-031011 CA-01 Miami-Dade County Circuit Court, Florida. The Company is requesting the proof of payment for shares issued in 2008.

Due to the nature of the Company's business, the Company may at times be subject to claims and legal actions. The Company accrues liabilities when it is probable that future costs will be incurred, and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. Except as set forth above, as of December 31, 2020 we are not currently subject to any legal proceedings, nor to the knowledge of management are any legal proceedings threatened that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Pink Market maintained by OTC Markets Group, Inc. under the symbol “EAWD”. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell the securities of our Company.   On August 3, 2021, the Company’s common stock was moved to the OTC Pink marketplace as a result of failure to timely file this Annual Report on Form 10-K for the year ended December 31, 2020.

There is currently a limited market for our common stock and the volume of our common stock traded on any day may vary significantly from one day to another. Trading in stock quoted on any tier of the OTC Market’s is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. The availability of buyers and sellers represented by this volatility could lead to a market price for our common stock that is unrelated to operating performance. Moreover, the OTC Market’s is not a stock exchange, and trading of securities quoted on the OTC Market’s is often more sporadic than the trading of securities listed on a stock exchange like NYSE or NASDAQ. There is no assurance that there will be a sufficient market in our stock in the future, in which case it could be difficult for our stockholders to resell their shares.

On September 16, 2021, the closing price of our common stock was $0.22 per share as reported on the OTC Pink Market maintained by OTC Markets Group, Inc.

The following table sets forth for the respective periods indicated the prices of our common stock in this market as reported and summarized by the OTC Markets. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	HIGH	LOW
Fiscal Year 2020:
First Quarter	$0.22	$0.07
Second Quarter	$0.18	$0.05
Third Quarter	$1.60	$0.09
Fourth Quarter	$0.19	$0.09

Fiscal Year 2019:
First Quarter	$3.75	$0.40
Second Quarter	$1.53	$0.40
Third Quarter	$0.52	$0.15
Fourth Quarter	$0.43	$0.10

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

Holders

As of December 31, 2020, we had 765 record holders of our common stock, holding 123,316,886 shares of common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of bank, brokers and other nominees.

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

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2020 and 2019, the Company issued $468,500 and $330,000 in convertible debentures, respectively. The holders of certain of such instruments had the option to convert these convertible debentures into the Company’s common stock at conversion prices ranging from $0.05 to $0.20.  The remaining holders of convertible instruments at December 31, 2020 have convertible instruments with variable conversion rates.

During 2020 and 2019, holders of convertible debentures exercised their conversion options on convertible debentures amounting to $571,000 and $546,824, respectively in exchange for 8,334,361 and 4,877,350 shares of common stock, respectively.

During fiscal 2020, the Company engaged in the following equity events involving its preferred stocks:

•

2,002,488 preferred shares issued for $1,001,244 to our CEO to satisfy unpaid and accrued officers salary

•

1,778,488 preferred shares issued for $889,244 to our COO to satisfy unpaid and accrued officers salary

•

300,000 preferred shares issued for $150,000 to our CEO to satisfy unpaid and accrued officers salary for 2020

•

300,000 preferred shares issued for $150,000 to our COO to satisfy unpaid and accrued officers salary for 2020

•

2,700,000 preferred shares issued for $1,350,000 to our CEO as a compensation bonus

•

2,700,000 preferred shares issued for $1,350,000 to our COO as a compensation bonus

During fiscal 2020, the Company engaged in the following equity events involving its common stocks:

•

3,940,000 common shares were issued for $470,900 to independent contractors for marketing and consulting services,

•

1,022,095 common shares were issued for $173,756 to our CEO to satisfy unpaid and accrued officers salary

•

1,022,095 common shares were issued for $173,756 to our COO to satisfy unpaid and accrued officers salary

•

10,000,000 common shares issued for $1,500,000 to our COO as a compensation bonus

•

8,334,361 common shares issued for $571,000 to convertible note holders in satisfaction of their notes

•

279,741 common shares issued for $15,000 to pay interest and fees

•

5,256,111 common shares issued for 474,940 for the sale of shares

The sale and the issuance of the foregoing securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”). We made this determination based on the representations of each recipient, as applicable, which included, in pertinent part, that each such investor was either (a) an “accredited investor” within the meaning of Rule 501 of Regulation D or (b) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act and upon such further representations from each investor that (i) such investor acquired the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) such investor agreed not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) such investor had knowledge and experience in financial and business matters such that he, she or it was capable of evaluating the merits and risks of an investment in us, (iv) such investor had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) such investor had no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for such securities issued in reliance upon these exemptions.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introductory Statement

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report.  This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Addressing challenges post-COVID-19

As of August 22, 2021, the cumulative number of cases reported globally is now over 211 million and the cumulative number of deaths is just over 4.4 million (WHO), and has caused the worst global economic contraction of the past 80 years (IMF). The concerted global efforts achieved the development of vaccines that have helped to reduce a person´s risk of contracting the virus. However, as the COVID-19 pandemic continues to evolve, the disruptions due to COVID 19 could continue causing a materially and adversely affect our business, financial condition and results of operations. If the corona virus cannot get under control and or worsens in any regions in which we have material operations or sales, our business activities originating from affected areas, including sales, manufacturing and supply chain related activities, could be adversely affected. Disruptive activities could include the temporary closure of our manufacturing facilities and those used in our supply chain processes, restrictions on the export or shipment of our products, significant cutback of ocean container delivery from Germany, business closures in impacted areas, and restrictions on our employees’ and consultants’ ability to travel and to meet with customers. The extent to which COVID-19 impacts our results will depend on future developments, which still uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus variants and the actions to contain it or treat its impact, among others. COVID-19 could also continue to result in social, economic and labor instability in the countries in which we or our customers and suppliers operate.

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

In light of these challenges, the Company is focusing its efforts on supporting key areas of our business that will help us to stabilize in the new environment and strategize for what comes next. Those key areas are: crisis and management response, workforce, operation and supply chain, finance and liquidity, tax, trade and regulatory, as well as strategy and brand.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Note 2 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

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

Basis of Presentation

The financial statements include the accounts of Energy and Water Development Corp and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. Estimates which are particularly significant to the financial statements include estimates relating to the determination of impairment of assets, assessment of going concern, the useful life of property and equipment, the determination of the fair value of stock-based compensation, and the recoverability of deferred income tax assets.

Leases

Effective January 1, 2019, the Company adopted ASC 842- Leases (“ASC 842”). The lease standard provided a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company did not have to reassess whether expired or existing contracts are or contain a lease; did not have to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption under which the Company will not recognize right-of-use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (facilities).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company does not have operating or financing leases.

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

As of December 31, 2020, and 2019, the Corporation does not believe any uncertain tax positions exist that would result in the Corporation having a liability to the taxing authorities. The Corporation’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the statement of operations. The Corporation’s tax returns for the years ended 2012 through 2019 are subject to examination by the federal and state tax authorities. The Corporation’s tax returns for the tax year ended 2020 has not been filed.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. As of December 31, 2020 and 2019, we had recorded a full valuation allowance on our U.S. net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services.

To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The Company has not generated any revenues to date.

Fair Value of Financial Instruments

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

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company adjusts derivative financial instruments to fair value on a recurring basis. The fair value for other assets and liabilities such as cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, customer/investor deposit have been determined to approximate carrying amounts due to the short maturities of these instruments. The Company believes that its indebtedness approximates fair value based on current yields for debt instruments with similar terms.

Stock-Based Payments

The Company adopted Accounting Standards Update 2018-07 (“ASU 2018-07”), “Improvement to Nonemployee Share Based Payment Accounting”, which expanded the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance was applied prospectively to all new awards granted after the date of adoption. In addition, the guidance was applied to all existing equity-classified awards for which a measurement date has not been established under ASC 505-50 by the adoption date by remeasuring at fair value as of the adoption date and recording a cumulative effect adjustment to opening accumulated deficit on January 1, 2019.

For the Company’s equity-classified awards for which a measurement date has not been established under ASC 505-50, the fair value on January 1, 2019, the adoption date, approximated the value assigned on December 31, 2018, therefore no cumulative adjustment to opening accumulated deficit was required.

Under the revised guidance, the accounting for awards issued to non-employees will be similar to the model for employee awards, except that ASU 2018-07:

●	allows the Company to elect on an award-by-award basis to use the contractual term as the expected term assumption in the option pricing model, and

●	the cost of the grant is recognized in the same period(s) and in the same manner as if the grantor had paid cash.

Employee and Non-Employee Share Based Compensation

The Company applies ASC 718-10, “Share - Based Payment,” which requires the measurement and recognition of compensation expenses for all share based payment awards made to employees and directors including employee stock options under the Company’s stock plans and equity awards issued to non-employees based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of equity-based option awards on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense on a straight-line basis over the requisite service periods. The Company recognizes share based award forfeitures as they occur.

The Company estimates the fair value of granted option equity awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). Expected volatility is estimated based on volatility of similar companies in the technology sector. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected option term is calculated for options granted to employees and directors using the “simplified” method. Grants to non-employees are based on the contractual term. Changes in the determination of each of the inputs can affect the fair value of the options granted and the results of operations of the Company.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s financial statements and disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. For public business entities, it is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this standard on its financial statements.

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this standard on its financial statements.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Comparison of the fiscal years ended December 31, 2020 and December 31, 2019

Revenue

During the fourth quarter of 2020, EAWD delivered its first equipment sale pursuant to an equipment sale agreement; however, the revenue of $550,000 along with the associate $350,000 of construction costs will not be recognized until the equipment is installed. The installation of the equipment has been deemed to be an unfulfilled performance obligation.  The sales agreement, as amended states that EAWD will complete the equipment installation upon notice from the buyer of the final location of the system. Due to the COVID 19 situation in Mexico, the installation has been delayed.  For the fiscal year 2019, we generated no revenue.

Cost of equipment sold

The equipment was manufactured by third-party fabricators in accordance with EAWD’s specifications at a cost to EAWD of $350,000, which will be recognized along with the revenue, once the equipment is installed.  The manufacturer’s provided financing to EAWD to facilitate the delivery.

Gross profit

EAWD expect to recognize a gross profit from the sale and installation of equipment of $200,000, when the unit is installed in accordance with the terms of the equipment sale agreement, as amended.

General and Administrative Expense

General and administrative expense increased by $6,193,791 or 641% to $7,159,744 for the year ended December 31, 2020 from $965,953 for the year ended December 31, 2019. The following discussion provides further explanation of the change in each item.

The largest element of change was an increase in officer’s salaries to $6,000,000 or 1,900.0% as compared to $300,000 for the year ended December 31, 2019.The increase resulted primarily from the two following events.  To begin, in the first quarter of 2020 the Company issued a combination of common and preferred stock whose value totaled $1,175,000 for our CEO and $1,063,000 for our COO in satisfaction of accrued salary accumulated during the previous years.  In addition, during the fourth quarter of 2020 the Company issued a combination of common and preferred stock whose value totaled $2,850,000 for each of our CEO and COO as a bonus for among other things, successful structuring the Company’s first equipment sale.  The Company also issued preferred stock whose value totaled $300,000 for both our CEO and COO as settlement of unpaid accrued salaries.

There was $195,883 in increased professional fees from $339,605 for the year ended December 31, 2019 compared to $535,488 for the year ended December 31, 2020, which includes financial consulting, accounting services and legal fees.  The bulk of the increase came from a $110,102 increase in financial consulting directed towards identifying and attracting sources of funding consulting as a result of an increase in spending from $134,400 for the year ended at December 31, 2019 compared to $244,503 for the year ended December 31, 2019.  Legal fees accounted for $43,611 of the increase as fees increased from $167,152 for the year ended December 31, 2019 compared to $210,763 for the year ended December 31, 2020.  The largest increase in legal fees focused on SEC activities, accounting for $61,631 of the legal fee increase.   A $42,169 increase in accounting services from $38,053 for the year ended December 31, 2019 to $80,223 for the year ended December 31, 2020.

In addition to the increase in professional fees, we incurred increases and decreases in the following items:

•	$8,049 decrease for travel and entertainment a result of COVID-19 restrictions;
•	$272,244 increase for marketing and contact data base efforts,
•	$8,712 increase for other general and administrative expenses.

Other Income

Other income (expense) decreased by $493,328 from $60,288 income for the year ended December 31, 2019 to $433,040 loss for the year ended December 31, 2020, primarily due to the following:

•	$1,455,296 increase in interest expense also related to issuance of debt instruments which incurred interest and resulted in amortization of debt discount in 2020 compared to 2019
•	$1,001,968 gain in change in fair value of derivative liability related to issuance of debt instruments 2020.

Net Loss

Net loss increased $6,687,119 to $7,592,784 for the year ended December 31, 2020, when Compared to $905,665 for the year ended December 31, 2019. As discussed above, this increase was primarily attributable to the compensation bonus and conversion of accrued salary into stock and increase in general and administrative expenses partially offset by other income.

Liquidity and Capital Resources

We had cash of $12,047 and a working capital deficit of $1,567,791 at December 31, 2020. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties discussed more fully below.

We have sustained operating losses since we began our operations in 2012. At December 31, 2020, we had an accumulated deficit of $19,357,927. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining project contracts, among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

We also satisfied our cash and working capital requirements in 2020, through Company expenses paid by EAWC-TV, the issuance of convertible debentures, and the first sale of product. During 2020, the expenses paid on behalf of the Company totaled $291,768. During the years ended December 2020 and 2019, the Company issued $466,000 and $330,000, respectively, in convertible debentures. The holders of certain of such instruments had the option to convert these convertible debentures into the Company’s common stock at conversion prices ranging from $0.05 to $0.20 and had all converted by December 31, 2020.  The remaining holders have convertible instruments with variable conversion rates. During 2020, holders of convertible debentures exercised their conversion options on convertible debentures amounting to $571,000 in exchange for 8,334,361 shares of common stock.

Comparison of Cash Flows for the Years Ended December 31, 2020 and December 31, 2019

Cash Flows from Operating Activities

We used $869,394 of cash in our operating activities in 2020 compared to $373,200 used in 2019. The increase in cash used of $496,194 is due primarily to $424,637 net reduction in working capital components of $101,251 for 2020 compared to increases of $525,888 in 2019.

Cash Flows from Investing Activities

We used or provided no funds from our investing activities in 2020 and 2019.

Cash Flows from Financing Activities

We received $881,440 and $373,200 in cash from financing activities in 2020 and 2019, respectively. The increase of $508,240 is due to additional financing in 2020 through $72,500 increase in convertible debentures plus $435,740 increase in stock sales to investors in 2020 compared to 2019.

Financial Position

Total Assets – The Company had assets of $428,992 consisting primarily of deferred costs and accounts receivable and other assets.

PLAN OF OPERATION AND FUNDING

We expect to  generate our first revenues which should, grow in time and lead to a positive cash flow.  In the near future, we expect that working capital requirements will continue to be funded through lines of credit, convertible loans and/or further issuances of other securities in sufficient quantities that we will be able to meet our working capital requirement from these possible sources. Additional issuances of equity or convertible debt will result in dilution to our current shareholders.

We seek to focus on three main aspects of the water and energy business: (1) generation, (2) supply, and (3) maintenance. We seek to assist private companies, government entities and  NGO’s to build profitable and sustainable supplies/generation capabilities of water and energy as required, by selling them the required technology or technical service to enhance their productivity/operability. With its outsourced technical arm and its commission-based global network of vendors, the Company expects to create sustainable added value to each project it takes on while generating revenue from its engineering and technical consultancy services, project management, sale of our Self Sufficient Power Supply Atmosphere Water Generation Systems (eAWGs) Solar Energy Generation Systems and Energy Management Systems, royalties from the commercialization of energy and water in certain cases, and revenues from the licensed innovated technologies.

Through our BlueTech Alliance for Water Generation established in December 2020, we have state-of the art technology partners, technology transfer agreements, and technology representation agreements in place relating to aspects of renewable energy and water supply. These unique key relationships offer important selling features and capabilities that differentiated EAWD from its competitors.

The Company plans to generate revenue from its engineering and technical consultancy services, project management, sale of our Self Sufficient Power Supply Atmosphere Water Generation Systems (eAWGs), Solar Energy Generation Systems, and Energy Management Systems, royalties from the commercialization of energy and water in certain cases, and revenues from the licensed innovated technologies.

Material Commitments

Employment Agreements

The Company entered into employment agreements with each of Mr. Hofmeier, its President, Chief Executive Officer and Chairman of the Board, and Ms. Velazquez, its Chief Operating Officer and Vice-Chairman (together, the “Employment Agreements”), effective January 1, 2012. Under the Employment Agreements, the Company agreed to pay each of Mr. Hofmeier and Ms. Velazquez an annual base salary of $125,000 during the first year and $150,000 during the second year and forward. Any increase to the annual base salary after the second year is subject to approval by the company’s Board of Directors. Each Employment Agreement has an initial term of ten (10) years and is automatically renewed for successive one-year terms unless either party delivers timely notice of its intention not to renew.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Related Party Transactions

Due to officers

Amounts due to officers as of December 31, 2020 and 2019 are:

	2020	2019
Ralph Hofmeier:
Unsecured advances due to officer	$17,778	$17,778
Accrued salaries	—	1,175,000
Total due to Ralph Hofmeier	17,778	1,192,778
Irma Velazquez:
Unsecured advances due to officer	66,898	20,992
Accrued salaries	—	1,063,000
Total due to Irma Velazquez	66,898	1,083,992
	$84,676	$2,276,770

Unsecured advances due to officers represent unreimbursed company expenses paid by the officers on behalf of the Company. These net advances are non-interest bearing and are due on demand.

Accrued salaries represent amounts accrued in accordance with the employment agreements for Mr. Hofmeier, the Company’s President, Chief Executive Officer and Chairman of the Board, and Ms. Velazquez, the Company’s Chief Operating Officer and Vice-Chairman. Mr. Hofmeier and Ms. Velazquez are also significant stockholders.

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

On December 18, 2020, the Company entered into a Settlement Agreement with each of Mr. Hofmeier and Ms. Velazquez whereby Mr. Hofmeier and Ms. Velazquez each agreed to receive  300,000 shares of its Series A Preferred Stock with fair market value of $150,000 (collectively, the “Compensation Shares”).  Compensation Shares were issued in full satisfaction of the $150,000 accrued salary due each of the executives in 2020.  In recognition of each of Mr. Hofmeier and Ms. Velazquez’ extraordinary service to and sacrifice for the benefit of the Company, simultaneously with the Compensation Shares, each executive received a one-time bonus of (i) 10,000,000 shares of the Company’s Common Stock with an aggregate fair market value of $1,500,000 and (ii) 2,700,000 shares of the Company’s Series A Preferred Stock, with an aggregate fair market value of $1,350,000.

Due to/from  EAWC-TV

During the year ended December 31, 2019, EAWC-TV provided $200,000 of paid services and $100,000 of accrued services plus $13,389 net in interest and remitted $155,537 to vendors in satisfaction of EAWD obligations. EAWD also remitted $358,540 to EAWC-TV. The balance due to EAWC-TV by EAWD at December 31, 2019 was $4,959 in paid charges and $100,000 in unpaid services.  In addition, pursuant to a 2017 distribution agreement, EAWC-TV also functions as a distributor of EAWD product and as such, has placed a $550,000 order for a solar powered atmospheric water generator (“AWG”) for an EAWC-TV customer, which has been secured by EAWC-TV accepting a $303,742 reduction in the amount due to EAWC-TV in exchange for a customer deposit with EAWD.  The deposit will be repaid out of proceeds from the sale, when performance has occurred.  The equipment was built in Germany.

During the year ended December 31, 2020, EAWC-TV provided $75,000 of paid services and $225,000 of accrued services plus $6,464 net in interest and remitted $187,518 to vendors in satisfaction of EAWD obligations. During the same period, EAWD raised from investors and lenders and remitted $445,865 to EAWC-TV. EAWD also executed several payments totaling $66,500 as a deposit on the equipment purchase and $124,352 which represented the final net balance in the D/T/F EAWC-TV account which was accounted for as a deposit for the customer’s purchase.  In addition,  also functions as a distributor of EAWD product and as such, has placed a $550,000 order for a solar powered atmospheric water generator (“AWG”) for an EAWC-TV customer, which has been secured by EAWC-TV accepting a $303,742 reduction in the amount due to EAWC-TV in exchange for a customer deposit with EAWD. The equipment was delivered on December 26, 2020. The deposit was satisfied out of proceeds from the sale, as delivery has occurred.

Going Concern Qualification

The Company delivered its first equipment on December 26, 2020 pursuant to an equipment sale agreement and will record the sale once the installation is complete. Once installed, the Company will record a sale for $550,000 along with associate $350,000 cost of construction, earning $200,000 gross profit. The next step to accomplish is to achieve sufficient sales volume to yield positive a net income. The Company has incurred operating losses since it began operations (December 2012) totaling $19,357,927 at December 31, 2020. During the year ended December 31, 2020, the Company incurred net losses of $7,592,784. The Company also incurred a working capital deficit of $1,567,791 at December 31, 2020. We are an early-stage company and have generated losses from operations since inception (we began operations in December 2012). The Company expects its sales to continue to expand in 2021.

The Company’s ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business and availability to sufficient resources.

Management expects sales operations to continue to expand.  If necessary, the Company may need to raise additional funds during 2021. Management of the Company intends to raise additional funds through the issuance of equity securities or debt, credit lines or advances from suppliers. The ability of the Company to continue as a going concern depends upon its ability to generate sales or obtain additional funding to finance operating losses until the Corporation is profitable.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

MaloneBailey, LLP (“MaloneBailey”) served as the independent registered public accounting firm for Energy and Water Development Company (the “Company”) for the fiscal year ended December 31, 2019. After careful consideration of the ongoing audit needs of the Company, the Board of Directors of the Company elected to dismiss MaloneBailey. The Company notified MaloneBailey on May 28, 2021, that it would be dismissed as the Company’s independent registered public accounting firm, effective immediately.

MaloneBailey’s reports on the Company’s financial statements as of and for the year ended December 31, 2019, did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except with respect to an explanatory paragraph indicating that there was substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal year ended December 31, 2019 and the subsequent interim period through May 28, 2021, there were no (i) disagreements, within the meaning of Item 304(a)(1)(iv) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (“Regulation S-K”), and the related instructions thereto, with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MaloneBailey, would have caused MaloneBailey to make reference to the subject matter of the disagreements in connection with its reports; or (ii) reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions thereto, except for the material weaknesses described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Company provided MaloneBailey with the disclosures under this Item 4.01 and requested MaloneBailey to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company in this Item 4.01 and, if not, stating the respects in which it does not agree. MaloneBailey’s letter was filed as Exhibit 16.1 to the Report on Form 8-K, filed on May 26, 2021.

On June 9, 2021, the Board of Directors of Energy and Water development Corp. (the “Company”) approved the appointment of WithumSmith+Brown, PC (“Withum”) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2020, and 2021 quarterly reviews, effective immediately.

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

In connection with the preparation of this Form 10–K, our management, including the CEO and CFO (Principal Accounting Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

As of December 31, 2020, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO) and identified material weaknesses. Due to financial constraints, we have not fully implemented a remediation plan. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees.

The specific material weaknesses that management identified in our internal controls as of December 31, 2020 are as follows:

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

Plans for Remediation of Material Weaknesses

We intend to implement changes to strengthen our internal controls in addition to the enhanced controls discussed above. We are in the process of implementing a remediation plan for the identified material weaknesses and we expect that work on the plan will continue throughout 2021, as financial resources permit. Specifically, to address the material weaknesses arising from insufficient accounting personnel, the Company plans to hire a full-time Chief Financial Officer and has secured the services of additional accounting personnel on a consulting basis which begins to address segregation of duties. The Company is currently formalizing its policies and procedures in writing and to improve the integration of its financial  and reporting system into non accounting departments. Where appropriate, the Company is receiving advice and assistance from third-party experts as it implements and refines its remediation plan.

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended December 31, 2020, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of December 31, 2020 are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Age	Principal Positions with Us
Mr. Ralph Hofmeier	59	President, Chief Executive Officer, and Chairman of the Board of Directors
Ms. Irma Velazquez	54	Chief Operating Officer and Vice-Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of our directors and executive officers.

Mr. Ralph Hofmeier has a mechanical engineering background. He has worked in companies such as Powermax Energy & Business Solutions Inc., where from 2003 to 2008 he served as President. Since the merger of that company with EAWD in 2008, he has served as President, Chief Executive Officer and Chairman of the Board of Directors of EAWD. Mr. Hofmeier speaks German and English.

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

Ms. Irma Velazquez brings to the Company her certified expertise of sustainable development and emerging technologies, along with her extensive experience and managerial skills on large-scale project management. Ms. Velazquez worked from 1997 to 2010 in United Nations agencies such as the World Health Organization, Farmaciens Sans Frontieres, Red Cross and Crescent Societies (IFRC) where she served in the positions of Information Technology Manager, Sustainable Development Manager and Programme Manager, leading the strategic development and execution of corporate vision for operations, communications, and marketing, as well as a Disaster & Crisis Management Coordinator, where she demonstrated the ability to govern complex programs and organizations, which drove development and implementation of business plans, operational structures, processes, and procedures. From 2012 to the present, Ms. Velazquez has acted as Chief Operations Officer and Vice-Chairman of the Board of Directors of EAWD. The Board believes that Ms. Velazquez is a valuable director in light of her extensive employment history as described above, and her solid track record of driving improvements in finance, operations, and human resources processes, resulting in greater efficiency and cost control. Ms. Velazquez has a Master in Sciences from the Erasmus University of Rotterdam and has experience in diplomatic negotiations and proven experience building positive relationships with government entities, agencies, and private sector partners. Ms. Velazquez speaks French, English and Spanish.

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

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at 7901 4th Street N STE #4174, St Petersburg, Florida 33072, Attention: Corporate Secretary, or by facsimile (727) 677-9408 or email to investor.relations@energy-water.com. The envelope or subject line should indicate that it contains a stockholder communication.

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

Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this Report any failure to file reports by such dates during fiscal year 2020. During the fiscal year ended December 31, 2020, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis, with the exception of our officers, directors and greater than 10 percent (10%) beneficial owners listed in the table below:

Name	Number of Late Reports	Description
No late filings

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation earned by our President and Chief Executive Officer and our Chief Operating Officer, and our only officers, for the years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Ralph Hofmeier (1)(3)(4)	2020	150,000	2,850,000	3,000,000
President and Chief Executive Officer	2019	150,000	—	150,000

Irma Velazquez (2)(3)(4)	2020	150,000	2,850,000	3,000,000
Chief Operating Officer	2019	150,000	—	150,000

———————

(1)	Pursuant to an employment agreement dated January 1, 2012.
(2)	Pursuant to an employment agreement dated January 1, 2012.
(3)

On January 9, 2020, accrued salaries totaling $2,238,000, ($1,175,000 Hofmeier and $1,063,000 Velazquez) were paid with the issuance of 2,044,190 shares (1,022,095 shares each to Hofmeier and Velazquez) of common stock and 3,780,976 shares (2,002,488 shares to Hofmeier and 1,778,488 shares to Velazquez) of Series A preferred stock.

(4)

On December 18, 2020, accrued salaries totaling $300,000, ($150,000 to Hofmeier and $150,000 Velazquez) were paid with the issuance of 600,000 shares of Series A Preferred Shares (300,000 shares each to Hofmeier and Velazquez).  An additional 5,400,000 shares of Series A Preferred Shares (2,700,000 shares each to Hofmeier and Velazquez), which had an aggregate fair value of $1,350,000 each to Hofmeier and Velazquez were issued as a bonus payment.  An additional 20,000,000 shares of Common Shares (10,000,000 shares each to Hofmeier and Velazquez), which had an aggregate fair value of $1,500,000 each to Hofmeier and Velazquez were also issued as a bonus payment. All shares were issued in December 2020, except for Hofmeier’s 10,000,000 Common Shares issued as a bonus payment, were issued in January 2021.

Outstanding Equity Awards at Fiscal Year-End Table

As discussed above, on December 18, 2020, Ralph Hofmeier was awarded 10,000,000 Common Shares valued at $1,500,000 as part of a bonus award.  The bonus award was recorded in December 2020 when it was granted and the Common Shares were issued in January 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our voting stock beneficially owned, as of March 29, 2021, by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, and (iv) all executive officers and directors as a group:

	Common Stock		Series A Preferred Stock
Name and address of beneficial owner.	No. of Shares	% of Class (1)	No. of Shares	% of Class (1)(3)
Directors and Officers
Mr. Ralph Hofmeier(2)	27,215,855	20.15%	5,002,488	52.96%
7901 4th Street N STE #4174, St Petersburg, Florida 33702
Ms. Irma Velazquez(2)	39,515,388	29.26%	4,778,488	47.04%
7901 4th Street N STE #4174, St Petersburg, Florida 33702
All officers and directors as a group (two persons)	66,731,243	49.41%	9,780,976	100.00%
5% Security Holders:
Andrea Hofmeier (2)	8,000,000	5.92%

———————

(1)

Applicable percentages are based on 135,057,615 – common shares outstanding, as of March 31, 2021, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)

Ralph Hofmeier is the record holder of 27,215,855 shares of common stock. Irma Velazquez, the wife of Ralph Hofmeier is the record holder of 39,515,388 shares of common stock, over which both Mr. Hofmeier and Ms. Velazquez have joint voting and dispositive power. Andrea Hofmeier, the divorced wife (2012) of Ralph Hofmeier, is the record holder of 8,000,000 shares of common stock.

(3)

Applicable percentages are based on 9,780,976 – Series A preferred shares outstanding, adjusted as required by rules of the SEC. Series A preferred shares provide for voting rights at 5 votes per preferred share.

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

Equity Compensation Plan Information as of December 31, 2020

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The following is a summary of transactions since the years ended December 31, 2020 and 2019 to which we have been a party in which the amount involved exceeded the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our then directors, executive officers or holders of more than 5% of any class of our stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest. See also “Executive Compensation” for additional information regarding compensation of related parties.

Due to officers

Amounts due to officers as of December 31, 2020 and 2019 are comprised of the following:

	2020	2019
Ralph Hofmeier:
Unsecured advances due to officer	$17,778	$17,778
Accrued salaries	—	1,175,000
Total due to Ralph Hofmeier	17,778	1,192,778
Irma Velazquez:
Unsecured advances due to officer	66,898	20,992
Accrued salaries	—	1,063,000
Total due to Irma Velazquez	66,898	1,083,992
	$84,676	$2,276,770

Unsecured advances due to officers represent unreimbursed company expenses paid by the officers on behalf of the Company. These net advances are non-interest bearing and are due on demand.

Accrued salaries represent amounts accrued in accordance with the employment agreements for Mr. Hofmeier, the Company’s President, Chief Executive Officer and Chairman of the Board, and Ms. Velazquez, the Company’s Chief Operating Officer and Vice-Chairman. Mr. Hofmeier and Ms. Velazquez are also significant stockholders.

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

On December 18, 2020, the Company entered into a Settlement Agreement with each of Mr. Hofmeier and Ms. Velazquez  whereby Mr. Hofmeier and Ms. Velazquez each agreed to receive 300,000 shares of its Series A Preferred Stock with a fair market value of $150,000 (collectively, the “Compensation Shares”). The Compensation Shares were issued in full satisfaction of the $150,000 accrued salary due each of the executives in 2020 in recognition of each of Mr. Hofmeier and Ms. Velazquez’ extraordinary service to and sacrifice for the benefit of the Company, simultaneously with the Compensation Shares, each executive received a one-time bonus of (i) 10,000,000 shares of its Common Stock with an aggregate fair market value of $1,500,000 and (ii) 2,700,000 shares of its Series A Preferred Stock, with an aggregate fair market value of $1,350,000.

Due to/from  EAWC-TV

During the year ended December 31, 2019, EAWC-TV provided $200,000 of paid services and $100,000 of accrued services plus $13,389 net in interest and remitted $155,537 to vendors in satisfaction of EAWD obligations. EAWD also remitted $358,540 to EAWC-TV. The balance due to EAWC-TV by EAWD at December 31, 2019 was $4,959 in paid charges and $100,000 in unpaid services.  In addition, EAWC-TV also functions as a distributor of EAWD product and as such, has placed a $550,000 order for a solar powered atmospheric water generator (“AWG”) for an EAWC-TV customer, which has been secured by EAWC-TV accepting a $303,742 reduction in the amount due to EAWC-TV in exchange for a customer deposit with EAWD.  The deposit will be repaid out of proceeds from the sale, when performance has occurred.  The equipment is built in Germany.

During the year ended December 31, 2020, EAWC-TV provided $75,000 of paid services and $225,000 of accrued services plus $6,464 net in interest and remitted $187,518 to vendors in satisfaction of EAWD obligations. EAWD also raised from investors and lenders and remitted $445,865 to EAWC-TV. EAWD also executed several payments totaling $66,500 as a deposit on the equipment purchase and $124,352 which represent the final net balance in the D/T/F EAWC-TV account which was accounted for as a deposit for the customer’s purchase.  In addition, EAWC-TV also functions as a distributor of EAWD product and as such, has placed a $550,000 order for a solar powered atmospheric water generator (“AWG”) for an EAWC-TV customer, which has been secured by EAWC-TV accepting a $303,742 reduction in the amount due to EAWC-TV in exchange for a customer deposit with EAWD.  The equipment was delivered on December 26, 2020. The deposit was satisfied out of proceeds from the sale, as delivery has occurred.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid by us to Withum, our current independent registered public accounting firm, for the year ended December 31, 2020 and our predecessor independent registered public accounting firm MaloneBailey, for the years ended December 31, 2020 and December 31, 2019.

Withum	2020	2019
Audit Fees (1)	$40,000	$0
Audit Related Fees (2)	$450	$0
Tax Fees	$—	$—
All Other Fees	$—	$—

MaloneBailey	2020	2019
Audit Fees (1)	$33,500	$34,000
Audit Related Fees (2)	$2,000	$4,000
Tax Fees	$—	$—
All Other Fees	$—	$—

———————

(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – these fees reasonably related to the performance of the audit or review of our annual financial statements that are not reported above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. See Index, which appears on page F-1 hereof.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes included in this report.

(3)	Exhibits. The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b)	The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

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

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Exhibit #	Herewith

3.1	Amended and Restated Articles of Incorporation	8-K	1/31/2020	3.1

3.2	Bylaws	S-1	8/1/2018	3.2

4.1	Schedule of Convertible Debentures	S-1/A	10/15/2018	10.15
10.1	License Agreement with Swiss Water Tech Research and Development S.A.	S-1	10/7/2015	10.1
10.2*	Employment Agreement with Ralph M. Hofmeier	S-1	10/7/2015	10.3
10.3*	Employment Agreement with Irma Velazquez	S-1	10/7/2015	10.4
10.4	Amendment dated January 29, 2016 to License Agreement with Swiss Water Tech Research and Development S.A.	S-1	8/1/2018	10.6
10.5	Management and Administrative Services Agreement with EAWC Tecnologias Verdes SA DE CV dated January 1, 2017	S-1	8/1/2018	10.8

10.6*	Non-Qualified Stock Option Agreement for Brian Misiunas	S-1	8/1/2018	10.9
10.7	March 15, 2015 Commercial Agreement with EAWD Tecnologias Verdes SA de CV	S-1/A	10/15/2018	10.10
10.8	March 15, 2017 revised agreement with EAWC Tecnologias Verdes SA de CV	S-1/A	10/15/2018	10.11

10.9	November 2nd, 2017, contract Award Confirmation for Arriyadh Development Authority (ADA) of Saudi Arabia	S-1/A	10/15/2018	10.12
10.10	March 23, 2017 representation letter agreement with HIS WILL Innovations, LTD a South Africa based company	S-1/A	10/15/2018	10.13
10.11	Amended sales contract with TV				Filed
14.1	Code of Ethics	10-K	4/14/2020	14.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
101	XBRL

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

ENERGY AND WATER DEVELOPMENT CORP.

Date: September 30, 2021	By:	/s/ Ralph Hofmeier
Ralph Hofmeier, Chief Executive Officer (Principal Executive Officer)
Date: September 30, 2021	By:	/s/ Irma Velazquez
Irma Velazquez, Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph Hofmeier	Chief Executive Officer, President, Chairman of the Board (Principal Executive Officer)	September 30, 2021
Ralph Hofmeier

/s/ Irma Velazquez	Chief Operating Officer and Vice Chairman of the Board (Principal Financial Officer and Principal Accounting Officer)	September 30, 2021
Irma Velazquez

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Energy and Water Development Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Energy and Water Development Corp. (the “Company”) as of December 31, 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes to financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

Orlando, Florida

September 30, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Energy and Water Development Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Energy and Water Development Corp. and its subsidiaries (formerly Eurosport Active World Corp.) (collectively, the “Company”) as of December 31, 2019, and the related statements of operations, shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We served as the Company's auditor from 2018 to 2021.

Houston, Texas

April 14, 2020

Energy and Water Development Corp.

Balance Sheets

	December 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash	$12,047	$—
Accounts receivable	52,761	—
Deferred cost	350,000	—
Prepaid expenses and other current assets	14,184	30,375
TOTAL CURRENT ASSETS	428,992	30,375

TOTAL ASSETS	$428,992	$30,375

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$902,226	$957,670
Customer/investor deposit	—	313,742
Deferred revenue	550,000	—
Due to affiliate distributor	—	4,959
Convertible loan payables, net of discount	149,241	243,923
Due to officers	84,676	2,276,770
Derivative liability	310,641	413,795
TOTAL CURRENT LIABILITIES	1,996,784	4,210,859

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 500,000,000 shares authorized, 9,780,976 and 0 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	9,781	—
Common stock, par value $.001 per share; 1,000,000,000 shares authorized, 123,316,886 and 93,462,483 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	123,316	93,462
Additional paid in capital	17,657,038	7,491,197
Accumulated deficit	(19,357,927)	(11,765,143)
TOTAL STOCKHOLDERS' DEFICIT	(1,567,792)	(4,180,484)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$428,992	$30,375

See accompanying notes to the  financial statements.

Energy and Water Development Corp.

Statements of Operations

	For the Years Ended
	December 31,
	2020	2019

GENERAL and ADMINISTRATIVE EXPENSES
Management fees to affiliate	$325,000	$300,000
Officers’ salaries and payroll taxes	6,000,000	300,000
Professional fees	535,488	339,605
Travel and entertainment	33	8,082
Other general and administrative expenses	299,223	18,266
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	7,159,744	965,953

LOSS FROM OPERATIONS	(7,159,744)	(965,953)

OTHER INCOME (EXPENSE)
Change in fair value of derivative	1,257,473	255,505
Interest expense	(1,690,513)	(195,217)
TOTAL OTHER INCOME (EXPENSE)	(433,040)	60,288

LOSS BEFORE TAXES	(7,592,784)	(905,665)

TAXES	—	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(7,592,784)	$(905,665)

Loss per common share - Basic and diluted	$(0.07)	$(0.01)

Weighted average number of common shares outstanding - Basic and diluted	103,498,314	91,264,815

See accompanying notes to the financial statements.

Energy and Water Development Corp.

Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2020 and 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2018	—	$—	87,913,933	$87,914	$7,187,862	$(10,859,478)	$(3,583,702)
Sale of common stock	—	—	211,200	211	42,989	—	43,200
Common stock issued for services	—	—	420,000	420	125,580	—	126,000
Common stock issued to satisfy convertible debt	—	—	4,877,350	4,877	541,947	—	546,824
Conditional shares issued to debt holders	—	—	40,000	40	(40)	—	—
Beneficial conversion feature	—	—	—	—	98,000	—	98,000
Reclassification of tainted notes	—	—	—	—	(559,300)	—	(559,300)
Debt discount	—	—	—	—	54,159	—	54,159
Net loss	—	—	—	—	—	(905,665)	(905,665)
BALANCE AT DECEMBER 31, 2019	—	—	93,462,483	93,462	7,491,197	(11,765,143)	(4,180,484)
Sale of common stock			5,256,111	5,256	473,684	—	478,940
Common stock issued for services	—	—	3,940,000	3,940	1,966,960	—	1,970,900
Common and preferred stock issued to officers for services	5,400,000	5,400	10,000,000	10,000	4,184,600	—	4,200,000
Common and preferred stock issued to officers for accrued salary	4,380,976	4,381	2,044,190	2,044	2,531,575	—	2,538,000
Common stock issued to satisfy convertible debt	—	—	8,334,361	8,334	562,666	—	571,000
Stock issued for interest and fees	—	—	279,741	280	14,720	—	15,000
Derivative reduction due to conversion	—	—	—	—	455,576	—	455,576
Debt discount	—	—	—	—	(23,940)	—	(23,940)
Net loss	—	—	—	—	—	(7,592,784)	(7,592,784)
BALANCE AT DECEMBER 31, 2020	9,780,976	$9,781	123,316,886	$123,316	$17,657,038	$(19,357,927)	$(1,567,792)

See accompanying notes to the financial statements.

Energy and Water Development Corp.

Statements of Cash Flows

	For The Years Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,592,784)	$(905,665)
Reconciliation of net loss to net cash used in operating activities
Stock based compensation	4,200,000	—
Preferred shares issued for services	300,000	—
Amortization of debt discount	1,683,712	136,082
Change in fair value of derivative liability	(1,257,473)	(255,505)
Common stock issued for services	1,970,900	126,000
Changes in operating assets and liabilities:
Accounts receivable, net	(52,761)	—
Other current assets	(333,809)	(30,375)
Accounts payable and accrued expenses	(64,383)	253,274
Other current liabilities	236,258	323,742
Due to affiliates	(4,959)	(293,355)
Due to officers	45,906	282,602
Accrued management compensation	—	(10,000)
NET CASH USED IN OPERATING ACTIVITIES	(869,393)	(373,200)

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt, net	402,500	330,000
Proceeds from sale of stock	478,940	43,200
NET CASH PROVIDED BY FINANCING ACTIVITIES	881,440	373,200

Net change in cash	12,047	—
Cash, beginning of year	—	—
Cash, end of year	$12,047	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liability discount	$1,609,895	$110,000
Reclassification of equity to liability for derivatives	$455,576	$—
Debt discount related to beneficial conversion feature	$—	$98,000
Debt discount related to warrant purchase option	$—	$54,159
Conditional shares issued to debt holders	$—	$40
Common stock issued to satisfy convertible debt	$—	$546,824
Reclassification of tainted notes	$—	$559,300

See accompanying notes to the financial statements.

Energy and Water Development Corp.

Notes to  Financial Statements

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

Note 2. Summary of Significant Accounting Policies

Correction of Prior Period Information - During the review of the Company's financial statements for the year ended December 31, 2019, the Company identified an error with regards to taxes accrued and expensed for the period then ended. To correct this error the Company reduced accounts payable and accrued expenses and accumulated deficit in the amount of $179,776, and the Company reduced officers’ salaries and taxes in the amount of $22,950. Net loss for the year ended December 31, 2019, decreased by $22,950. In accordance with the SEC´s Staff Accounting Bulletin (SAB) Nos. 99 and (ASC) 250; the company evaluated this error and concluded that the adjustment of the tax liability and associated expense is not qualitative material. The Company determined that adjusting the error in the current period would render the current period materially misstated; therefore, the adjustment of tax liability and associated expense was considered as  material to the current period. The correction made would not have materially impacted a reasonable investor´s opinion of the Company.

Basis of Presentation

The financial statements include the accounts of Energy and Water Development Corp. and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. Estimates which are particularly significant to the financial statements include estimates relating to the determination of impairment of assets, assessment of going concern, the determination of the fair value of stock-based compensation, and the recoverability of deferred income tax assets.

Leases

Effective January 1, 2019, the Company adopted ASC 842- Leases (“ASC 842”). The lease standard provided a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company did not have to reassess whether expired or existing contracts are or contain a lease; did not have to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption under which the Company will not recognize right-of-use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (facilities).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company does not have operating or financing leases.

Energy and Water Development Corp.

Notes to  Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)

Cash

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has $12,047 and $0 cash at December 31, 2020 and 2019.

Fair Value of Financial Instruments

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

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, our derivative liabilities as of December 31, 2020 and December 31, 2019, were $310,641 and $413,795, respectively and measured on Level 3 inputs.

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company adjusts derivative financial instruments to fair value on a recurring basis. The fair value for other assets and liabilities such as cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, customer/investor deposit, deferred cost and deferred revenue have been determined to approximate carrying amounts due to the short maturities of these instruments. The Company believes that its indebtedness approximates fair value based on current yields for debt instruments with similar terms.

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

As of December 31, 2020 and 2019, the Corporation does not believe any uncertain tax positions exist that would result in the Corporation having a liability to the taxing authorities. The Corporation’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the statement of operations. The Corporation’s tax returns for the years ended 2012 through 2019 have been filed and are subject to examination by the federal and state tax authorities. The Corporation’s tax returns for the tax year ended 2020 have not been filed.

Energy and Water Development Corp.

Notes to  Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)

Stock-Based Payments

The Company adopted Accounting Standards Update 2018-07 (“ASU 2018-07”), “Improvement to Nonemployee Share Based Payment Accounting”, which expanded the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance was applied prospectively to all new awards granted after the date of adoption. In addition, the guidance was applied to all existing equity-classified awards for which a measurement date has not been established under ASC 505-50 by the adoption date by remeasuring at fair value as of the adoption date and recording a cumulative effect adjustment to opening accumulated deficit on January 1, 2019.

For the Company’s equity-classified awards for which a measurement date has not been established under ASC 505-50, the fair value on January 1, 2019, the adoption date, approximated the value assigned on December 31, 2018, therefore no cumulative adjustment to opening accumulated deficit was required.

Under the revised guidance, the accounting for awards issued to non-employees will be similar to the model for employee awards, except that ASU 2018-07:

●	allows the Company to elect on an award-by-award basis to use the contractual term as the expected term assumption in the option pricing model, and

●	the cost of the grant is recognized in the same period(s) and in the same manner as if the grantor had paid cash.

Employee and Non-Employee Share Based Compensation

The Company applies ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options under the Company’s stock plans and equity awards issued to non-employees based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of equity-based option awards on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense on a straight-line basis over the requisite service periods. The Company recognizes share based award forfeitures as they occur.

The Company estimates the fair value of granted option equity awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). Expected volatility is estimated based on volatility of similar companies in the technology sector. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected option term is calculated for options granted to employees and directors using the “simplified” method. Grants to non-employees are based on the contractual term. Changes in the determination of each of the inputs can affect the fair value of the options granted and the results of operations of the Company.

Energy and Water Development Corp.

Notes to  Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)

The Corporation follows ASC 718, “Compensation – Stock Compensation”, in accounting for its stock-based payments. This standard states that compensation cost or the value of stock issued for services is measured at the grant date based on the value of the stock granted and is recognized over the vesting or service period.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services.

To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The Company has not generated any revenues to date.

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

For the years ended December 31, 2020 and 2019, an aggregate of 2,200,000 stock options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

As discussed more fully in Note 6, convertible note holders have the option of converting their loans into common shares commencing on February 19, 2019, the completion of an approved S-1 registration of its common shares. Some note holders were also granted purchase options to purchase additional shares, however these purchase options expired after one year from the date of the note. Convertible note holders began exercising their conversion feature in Q2 2019 and as of December 31, 2019, had converted $546,824 of debt into 4,877,350 common shares. If the remaining convertible note holders of unexercised notes exercised their conversion feature and additional purchase option, they would represent 2,406,227 and 5,380,000 in additional common shares at December 31, 2020 and December 31, 2019, respectively.  The potential shares from both the conversion feature and the rights to purchase additional shares were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

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

Energy and Water Development Corp.

Notes to  Financial Statements

Note 3. Recently Issued Accounting Standards

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Corporation’s future financial statements. The following are a summary of recent accounting developments.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s financial statements and disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. For public business entities, it is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this standard on its financial statements.

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this standard on its c financial statements.

Energy and Water Development Corp.

Notes to  Financial Statements

Note 4. Going Concern

The Company delivered its first equipment sale on December 26, 2020.  The Company will recognize the sale for $550,000 net of costs of $350,000 and earning a $200,000 gross profit once the installation is complete.  The next operational step to accomplish is to achieve sufficient sales volume to achieve net income. The Company has incurred operating losses since it began operations (December 2012) totaling $19,357,927 at December 31, 2020. During the year ended December 31, 2020, the Company incurred net losses of $7,592,784. The Company also incurred a working capital deficit of $1,567,791 at December 31, 2020. We are an early-stage company and have generated losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business and availability to sufficient resources. The Company expects its sales to continue to expand in 2021.

At the filling date of this report, management plans to conclude the sales in Germany and in other regions of the world further the received approved proposals, which would bring a growing revenue. Managements plans to expand the sales operations by greater market penetration of the Agriculture, Industrial and Community development market with its water and energy generation, innovative solution, this to make sales operations to continue to expand.  Management also plans to raise additional funds through during 2021; through the issuance of equity securities and from deposits related to purchases orders on proposals pending customer acceptance as well, if necessary, loans from management and third-party lender. Management also plans to deferral expenses by centralizing assembling, logistic and administration operations expenses.

The ability of the Company to continue as a going concern depends upon its ability to generate sales or obtain additional funding to finance operating losses until the Corporation is profitable

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 5. Related Party Transactions

Due to officers

Amounts due to officers as of December 31, 2020 and 2019 are comprised of the following:

	2020	2019
Ralph Hofmeier:
Unsecured advances due to officer	$17,778	$17,778
Accrued salaries	—	1,175,000
Total due to Ralph Hofmeier	17,778	1,192,778

Irma Velazquez:
Unsecured advances due to officer	66,898	20,992
Accrued salaries	—	1,063,000
Total due to Irma Velazquez	66,898	1,083,992
	$84,676	$2,276,770

Energy and Water Development Corp.

Notes to  Financial Statements

Note 5. Related Party Transactions (continued)

Officer Compensation

Unsecured advances due to officers represent unreimbursed company expenses paid by the officers on behalf of the Company. These net advances are non-interest bearing and are due on demand.

Accrued salaries represent amounts accrued in accordance with the employment agreements for Mr. Hofmeier, the Company’s President, Chief Executive Officer and Chairman of the Board, and Ms. Velazquez, the Company’s Chief Operating Officer and Vice-Chairman. Mr. Hofmeier and Ms. Velazquez are also significant stockholders.

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

On December 18, 2020, the Company entered into a Settlement Agreement with each of Mr. Hofmeier and Ms. Velazquez  whereby Mr. Hofmeier and Ms. Velazquez each agreed to receive  300,000 shares of its Series A Preferred Stock with a fair market value of $150,000 (collectively, the “Compensation Shares”).  Compensation Shares are issued in full satisfaction of $150,000 accrued salary due the Employees, Mr. Ralph Hofmeier and Mrs. Irma Velazquez, MSc.  simultaneously herewith, each employee shall receive a one-time bonus of (i) 10,000,000 shares of its Common Stock with a fair market value of $1,500,000 and (ii) 2,700,000 shares of its Series A Preferred Stock, with a fair market value of $1,350,000 (collectively the “Bonus Shares”).

Due to affiliate distributor

Effective January 2017 the Company engaged EAWC Tecnologias Verdes, SA (“EAWC-TV”) to provide its management services, including disbursement processing for $25,000 per month totaling $300,000 annually. During the year ended December 31, 2019, EAWC-TV provided $200,000 of paid services and $100,000 of accrued services plus $13,389 net in interest and remitted $155,537 to vendors in satisfaction of EAWD obligations. EAWD also remitted $358,540 to EAWC-TV. The balance due to EAWC-TV by EAWD at December 31, 2019 was $4,959 in paid charges and $100,000 in unpaid services.   This services agreement was terminated on December 31, 2020. In addition, EAWC-TV also functions as a distributor of EAWD product and as such, has placed a $550,000 order for a solar powered atmospheric water generator (“AWG”) for an EAWC-TV customer, which has been secured by EAWC-TV accepting a $303,742 reduction in the amount due to EAWC-TV in exchange for a customer deposit with EAWD.  The deposit will be repaid out of proceeds from the sale, when performance has occurred.  The equipment is being built in Germany.

During the year ended December 31, 2020, EAWC-TV provided $75,000 of paid services and $225,000 of accrued services plus $6,464 net in interest and remitted $187,518 to vendors in satisfaction of EAWD obligations. EAWD also raised from investors and lenders and remitted $445,865 to EAWC-TV. EAWD also executed several payments totaling $66,500 as a deposit on the equipment purchase and $124,352 which represent the final net balance in the D/T/F EAWC-TV account which was accounted for as a deposit for the customer’s purchase.  In addition, EAWC-TV also functions as a distributor of EAWD product and as such, has placed a $550,000 order for a solar powered atmospheric water generator (“AWG”) for an EAWC-TV customer, which has been secured by EAWC-TV accepting a $303,742 reduction in the amount due to EAWC-TV in exchange for a customer deposit with EAWD.  The equipment was delivered on December 26, 2020. The deposit was satisfied out of proceeds from the sale, as delivery has occurred.

Customer deposit

In 2019, in addition to providing management services and disbursement processing to EAWD as described above, EAWC-TV also functions as a distributor of EAWD products and engineering services.  EAWC-TV, having secured EAWD’s first customer, has placed a $550,000 order for a solar powered atmospheric water generator (“AWG”) for one of its customers.  EAWC-TV and the Company on December 13, 2019 agreed to accept a $303,742 reduction in the balance owed by EAWD to EAWC-TV as a deposit with EAWD related to this order.  The deposit will be satisfied through delivery of the equipment when performance has occurred.  The equipment was built in Germany.

Energy and Water Development Corp.

Notes to  Financial Statements

Note 5. Related Party Transactions (continued)

In 2020, manufacture of the unit was delayed due to Covid-19 related issues. The Company and EAWC-TV agreed as it had done in 2019, to clear the outstanding balances in the D/T/F EAWC-TV and the outstanding balance it carried in its accounts payable account for administrative services, which it did on December 26, 2020 which resulted in an additional down payment of $193,497.  EAWC-TV has an unpaid balance on the equipment of $52,761, which represents the entire balance of the company´s outstanding accounts receivables as December 31 2020.

Investor and officer deposit

On December 31, 2020, the Company recorded $1,500,000 and $4,000 in subscriptions as additional paid in capital for stock issuance transactions in process.  The $4,000 is part of a pending stock sale for 40,000 shares that has been funded and is waiting issuance to complete the sale.  The $1.5 million is part of the bonus payment to officers authorized on December 18, 2020.  The shares were issued in January 2021.

Note 6. Convertible Loans Payable

As of December 31, 2020 and 2019, the Company had loans payable balances, net of discount, of $149,241 and $243,923, respectively. During the year ended December 31, 2019, the Company issued convertible loans in the aggregate amount of $330,000. The notes bear interest between 0% and 8% per annum and all mature within one year. The embedded beneficial conversion features in the notes meet the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $1,317,327 and was recorded as a discount of the note.

During the year ended December 31, 2020, the Company issued convertible loans in the aggregate principal amount of $468,500. The aggregate purchase price of the notes was $443,500 and the remaining $25,000 of principal represents the original issue discount. The notes bear interest between 0% and 8% per annum and all mature within one year. The embedded beneficial conversion feature in the notes meet the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $1,609,895 and was recorded as a discount of the notes.

Amount
Balance of notes payable, net on December 31, 2018	$586,825
Issuances of debt	330,000
Amortization of debt discount	177,243
Debt discount	(263,320)
Conversions	(586,825)
Balance of notes payable, net on December 31, 2019	$243,923
Issuances of debt	468,500
Cash settlement of debt	(66,000)
Conversions	(571,000)
Debt discount	(440,426)
Amortization of debt discount	514,244
Balance of notes payable, net on December 31, 2020	$149,241

Derivative Liabilities

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debentures and warrants are included in the value of the derivative liabilities. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and warrants and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period.

Energy and Water Development Corp.

Notes to  Financial Statements

Note 6. Convertible Loans Payable (continued)

Based on the various convertible notes described above, the fair value of applicable derivative liabilities on notes and change in fair value of derivative liability are as follows as of December 31, 2020 and 2019:

Total
Balance as of December 31, 2018	$—
Change Due to Issuances	669,300
Change in fair value	(255,505)
Balance as of December 31, 2019	$413,795
Change Due to Issuances	1,609,895
Change due to exercise / redemptions	(455,576)
Change in fair value	(1,257,473)
Balance as of December 31, 2020	$310,641

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase that are categorized within Level 3 of the fair value hierarchy for the years ended December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019
Stock price	$0.07 – 1.20	$0.11 – 0.33
Exercise price	$0.04 – 0.20	$0.05 – 0.20
Contractual term (in years)	0.01 – 1	0.06 – 1
Volatility (annual)	125 – 424%	248 – 930%
Risk-free rate	0.08% – 1.46%	0.10% – 2.59%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability and derivative liabilities:

	Fair Value measured at December 31, 2020
	Quoted	Significant
	prices in	other	Significant
	active markets	observable inputs	unobservable inputs	Fair value at December 31,
	(Level 1)	(Level 2)	(Level 3)	2020
Derivative liability	$—	$—	$310,641	$310,641
Total	$—	$—	$310,641	$310,641

	Fair value measured at December 31, 2019
	Quoted	Significant
	prices in	other	Significant
	active markets	observable inputs	unobservable inputs	Fair value December 31,
	(Level 1)	(Level 2)	(Level 3)	2019
Derivative liability	$—	$—	$413,795	$413,795
Total	$—	$—	$413,795	$413,795

Energy and Water Development Corp.

Notes to  Financial Statements

Note 6. Convertible Loans Payable (continued)

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

•	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;
•	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and
•	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2020 and 2019.

During the years ended December 31, 2020 and 2019, the Company recorded a gain of $1,257,473 and $255,505, respectively, from the change in fair value of derivative liability.

Note 7. Shareholders’ Deficit

Preferred Stock

Authorized: 500,000,000 shares of voting preferred stock with a par value of $0.001.

During fiscal 2020, the Company engaged in the following equity events:

•

2,002,488 preferred shares issued for $1,001,244 to our CEO to satisfy unpaid and accrued officers salary

•

1,778,488 preferred shares issued for $889,244 to our COO to satisfy unpaid and accrued officers salary

•

300,000 preferred shares issued for $150,000 to our CEO to satisfy unpaid and accrued officers salary for 2020

•

300,000 preferred shares issued for $150,000 to our COO to satisfy unpaid and accrued officers salary for 2020

•

2,700,000 preferred shares issued for $1,350,000 to our CEO as a compensation bonus

•

2,700,000 preferred shares issued for $1,350,000 to our COO as a compensation bonus

Common Stock

Authorized: 1,000,000,000 shares of voting common stock with a par value of $0.001.

During fiscal 2019, the Company sold 211,200 shares of common stock to investors providing $43,200 in proceeds and issued 420,000 shares as payment of $126,000 for services. The Company also issued 4,877,350 shares in satisfaction of $546,824 in convertible notes. In addition, the Company recorded 40,000 valued at $40 in par value of conditional shares issued to shareholders.

During fiscal 2020, the Company engaged in the following equity events:

•

3,940,000 common shares were issued for $470,900 in marketing and consulting

•

1,022,095 common shares were issued for $173,756 to our CEO to satisfy unpaid and accrued officers salary,

•

1,022,095 common shares were issued for $173,756 to our COO to satisfy unpaid and accrued officers salary,

•

10,000,000 common shares issued for $1,500,000 to our COO as a compensation bonus,

•

8,334,361 common shares issued for $571,000 to convertible note holders in satisfaction of their notes,

•

279,741 common shares issued for $15,000 to pay interest and fees.

•

5,256,111 common shares issued for 478,940 for the sale of shares

Energy and Water Development Corp.

Notes to  Financial Statements

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

A summary of information regarding the Corporation’s common stock options outstanding is as follows:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Outstanding at December 31, 2018	2,200,000	$0.10	3.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2019	2,200,000	0.10	2.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2020	2,200,000	$0.10	1.0

The above outstanding options were granted on January 1, 2012, to a former Corporation’s executive. The options vest 20,000 options per month with 2,200,000 being vested and exercisable at December 31, 2018. These options expired in January 2021.  During the years ended December 31, 2020 and 2019, the Corporation did not recognize any stock-based compensation expense as the options were fully vested at December 31, 2016.

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

Lease

Our registered office is located at 7901 4th Street N STE #4174, St. Petersburg, Florida 33702. Our telephone number is +1 (727) 677-9408. Office services are contracted for on a month-to-month basis in this Address. In October 2020, the Company established its official registered Branch in Hamburg Germany; the office Address until March 31, 2021 is Offakamp 9f- 2.17.  After March 31, 2021 The branch office will relocate to more permanent facilities.  Our Telephone number is +49 172 5103251. Rent expense in the years ending December 31, 2020 and 2019 amounted to $0 and $2,736, respectively.

Energy and Water Development Corp.

Notes to  Financial Statements

Note 9. Commitments and Contingencies (continued)

Contingencies

From time to time, the Corporation may be a defendant in pending or threatened legal proceedings arising in the normal course of its business. While the outcome and impact of currently pending legal proceedings cannot be predicted with certainty, the Corporation’s management and legal counsel believe that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on its operating results, financial position or cash flows.

Litigation

CocoGrove – Case No. 09-81555 CA 21 in Miami-Dade County, Florida.  The nature of the litigation was for breach of a lease agreement. This case is concluded with a judgement against the Company on July 7, 2010 $84,393 plus $53,072 at 6% interest. There have been no efforts to seek collection of this judgement. Management intends to settle this judgement when it is in a financial position to make a payment.

EAWD vs Packard and Norwood – Case number 18-031011 CA-01 Miami-Dade County Circuit Court. The company is requesting the proof of payment for shares issued in 2008.

Note 10. Income Taxes

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The Company did not have an income tax provision or benefit for the year ended December 31, 2020 and 2019. The Company has incurred losses and therefore has provided a full valuation against net deferred tax assets as December 31, 2020 and 2019.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the year ended December 31, 2020 and 2019 were as follows:

	2020	2019
Income tax benefit at U.S. statutory rate of 21%
Net operating loss carryforward	$(1,597,200)	$(125,809)
State income tax net of Federal benefits	(267,400)	(26,030)
Non-deductible expenses	1,612,600	—
Adjust NOL for change in tax rate	67,000	—
Change in valuation allowance	251,800	151,839

Total provision for income tax	$—	$—

The Company’s approximate net deferred tax assets as of December 31, 2020 and 2019 were as follows:

	2020	2019
Deferred tax assets
Deferred stock compensation	$—	$—
Net operating loss carry forward	2,274,526	2,022,693

Total deferred tax assets	2,274,526	2,022,693
Valuation allowance	(2,274,526)	(2,022,693)

Net deferred tax assets	$—	$—

Net operating loss carry-forwards in the amount of approximately $9.1 million will expire beginning December 31, 2033.

The net change in the valuation allowance for the years ended December 31, 2020 and 2019 was an increase of $251,800 and $151,839, respectively. The valuation allowance increased as a result of losses in the current period.

Energy and Water Development Corp.

Notes to  Financial Statements

Note 11. Subsequent Events

•

On January 4, 2021 and February 2, 2021, the Company completed two conversions of our outstanding convertible debt by exchanging 729,296 shares for converting $66,000 in convertible debt along with $3,440 in interest.

•

On January 20, 2021 the Company issued 40,000 shares of its common stock to a current shareholder who wanted to increase his holdings. The 40,000 common shares were funded in 2020 by a $4,000 stock subscription.

•

On February 2, 2021, the BlueTech Alliance was launched with the signing of an agreement between EAWD and ENVELON UG. The BlueTech Alliance for Water Generation is a global collaboration of the state-of-the-art technology partners, technology transfer, and technology representation in place relating to aspects of renewable energy and water supply. This unique EAWD initiative offers important selling features and capabilities that differentiate EAWD from its competitors.

•

On February 9, 2021 the Company issued 10,000,000 shares of its common stock be issued to an officer who received the stock as a bonus. The Board authorized the issuance of Common shares in December 2020.

•

On February 10, 2021 the agreement with another state-of-the-art technology for energy management was signed.  EAWD & Nerve Smart Systems for the energy management of our eAWG systems.

•

On February 17, 2021, the Company entered into an agreement with a consultant to provide Business Development advisement and analysis services. In consideration, the consultant will be issued 1,000,000 warrant shares. 500,000 warrants were issued on February 17, 2021, and the remaining 500,000 will be issued on the six-month anniversary of initial issuance. On August 31, 2021, due to a failure by the consultant to provide the services as required by the agreement, the Company terminated the agreement and the warrants.

•

On February 18, 2021 and February 19, 2021, the Company completed two conversions of our outstanding convertible debt by exchanging $126,503 cash for retiring $95,500 in convertible debt along with $2,155 in interest and a $28,848 prepayment premium.

•

On February 19, 2021 and February 21, 2021, the Company issued 50,000 shares each of its common stock to two of its current shareholders who wanted to increase their holdings by 50,000 common shares each for $5,000 each.

•

On February 19, 2021, the Company issued 371,443 shares of its common stock to new shareholders. The common shares issued were valued at $130,022.

•

In February 2021, principal and accrued interest on convertible loans in the amount of $97,704 was prepaid for a total of $126,503.

•

On March 22, 2021, the Company issued 500,000 shares of its common stock to a consulting firm who provides financial consulting and community relations. The common shares issued were valued at $10,000.

•

During the three months ended March 31, 2021, the Company issued convertible loans in the aggregate amount of $404,000.  The notes bear interest at 8% per annum and all mature within one year.  The embedded beneficial conversion features in the notes meet the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $730,280 and was recorded as a discount of the note.

•

During Q2 of 2021, the Company sold 2,091,662 shares of its common stock to 29 investors raising $241,000.

•

Also during Q2 of 2021, the Company accepted subscriptions for the sale of 1,562,322 of its common stock to 40 investors raising $212,100. The subscriptions were fully funded as of June 30, 2021, however delays caused by investors not completing required paperwork, the delivery of certificates was not completed until after June 30, 2021. Subsequent to June 30, 2021, all share certificates paid for have been delivered to the investor.

•

On September 2, of 2021, Company received global patent protection for its innovative solution Self Sufficient Energy Supply Atmosphere Water Generation System (eAWG).