Form 10-Q
period 2021-03-31
Energy & Water Development Corp
filed 2021-10-25
CIK 1563298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The number of shares outstanding of the registrant’s classes of common stock as September 27, 2021 was 139,578,193 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Energy and Water Development Corp.

Condensed Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$105,256	$12,047
Accounts receivable	52,761	52,761
Deferred cost	350,000	350,000
Prepaid expenses and other current assets	87,133	14,184
TOTAL CURRENT ASSETS	595,150	428,992

TOTAL ASSETS	$595,150	$428,992

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$777,461	$902,226
Deferred revenue	550,000	550,000
Convertible loans payable, net of discounts (Note 6)	32,156	149,241
Due to officers (Note 5)	114,843	84,676
Derivative liability	663,223	310,641
TOTAL CURRENT LIABILITIES	$2,137,683	$1,996,784

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 500,000,000 shares authorized, 9,780,976 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	9,781	9,781
Common stock, par value $.001 per share; 1,000,000,000 shares authorized, 135,057,615 and 123,316,886 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	135,057	123,316
Common stock subscriptions	20,000	1,504,000
Additional paid in capital	18,087,109	16,153,038
Accumulated deficit	(19,791,979)	(19,357,927)
Accumulated other comprehensive loss	(2,501)	—
TOTAL STOCKHOLDERS' DEFICIT	(1,542,533)	(1,567,792)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$595,150	$428,992

See accompanying notes to the condensed d financial statements (unaudited).

Energy and Water Development Corp.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

GENERAL AND ADMINISTRATIVE EXPENSES
Marketing fees	$165,188	$—
Professional fees	57,002	67,484
Officers’ salaries and payroll taxes	75,000	80,738
Other general and administrative expenses	8,292	7,285
Management fees to affiliate	—	75,000
Travel and entertainment	—	33
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	305,482	230,540

LOSS FROM OPERATIONS	(305,482)	(230,540)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	310,348	322,948
Interest expense	(438,918)	(103,707)
TOTAL OTHER INCOME (EXPENSE)	(128,570)	219,241

LOSS BEFORE TAXES	(434,052)	(11,299)

TAXES	—	—

NET LOSS	$(434,052)	$(11,299)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(2,501)	—
TOTAL OTHER COMPREHENSIVE LOSS	(2,501)	—

COMPREHENSIVE LOSS	(436,553)	(11,299)

Net loss per common share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	129,783,492	95,546,644

See accompanying notes to the condensed financial statements (unaudited).

Energy and Water Development Corp.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

					Common Stock		Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Subscriptions		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE AT DECEMBER 31, 2019	—	$—	93,462,483	$93,462	—	$—	$7,491,197	$(11,944,919)	$—	$(4,360,260)
Common and preferred stock issued to satisfy accrued payroll to officers	3,780,976	3,781	2,044,190	2,044	—	—	2,232,175	—	—	2,238,000
Conversion of debt	—	—	691,522	692	—	—	37,808	—	—	38,500
Conversion of interest and fees	—	—	46,789	47	—	—	2,573	—	—	2,620
Derivative settled upon conversion of debt	—	—	—	—	—	—	23,940	—	—	23,940
Reclassification of equity to liability for derivatives	—	—	—	—	—	—	(54,159)	—	—	(54,159)
Net loss	—	—	—	—	—	—	—	(11,299)	—	(11,299)
BALANCE AT MARCH 31, 2020	3,780,976	$3,781	96,244,984	$96,245	—	$—	$9,733,534	$(11,956,218)	$—	$(2,122,658)

BALANCE AT DECEMBER 31, 2020	9,780,976	$9,781	123,316,886	$123,316	10,040,000	$1,504,000	$16,153,038	$(19,357,927)	$—	$(1,567,792)
Sale of common stock	—	—	471,433	471	200,000	20,000	139,550	—	—	160,021
Common stock issued for services	—	—	500,000	500	—	—	164,500	—	—	165,000
Common stock issued to satisfy convertible loans payable	—	—	690,606	691	—	—	65,309	—	—	66,000
Common stock issued for interest and fees on convertible loans payable	—	—	38,690	39	—	—	3,402	—	—	3,441
Derivative liability settled upon conversion of loans payable	—	—	—	—	—	—	67,350	—	—	67,350
Common stock issued on subscriptions	—	—	10,040,000	10,040	(10,040,000)	(1,504,000)	1,493,960	—	—	—
Net loss	—	—	—	—	—	—	—	(434,052)	—	(434,052)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,501)	(2,501)
BALANCE AT MARCH 31, 2021	9,780,976	$9,781	135,057,615	$135,057	200,000	$20,000	$18,087,109	$(19,791,979)	$(2,501)	$(1,542,533)

See accompanying notes to the condensed financial statements (unaudited).

Energy and Water Development Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(434,052)	$(11,299)

Reconciliation of net loss to net cash used in operating activities
Amortization of debt discount and deferred financing costs	405,196	98,036
Change in fair value of derivative liability	(310,348)	(322,948)
Stock issued for services	165,000	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(72,949)	(95,890)
Accounts payable and accrued expenses	(121,325)	60,060
Due to Commercial Distributor & Services Supplier	—	(4,959)
Due to officers	30,167	70,000

CASH USED IN OPERATING ACTIVITIES	(338,311)	(207,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loans payable	369,500	207,000
Proceeds from sale of common stock	160,021	—
Payments of convertible loans payable	(95,500)	—

CASH PROVIDED BY FINANCING ACTIVITIES	434,021	207,000

Effect of exchange rate changes on cash	(2,501)	—

Net change in cash	93,209	—

Cash beginning of period	12,047	—

Cash end of period	$105,256	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$28,864	$—
Cash paid for taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common and preferred stock issued to satisfy accrued payroll to officers	$—	$2,238,000
Common stock issued for interest and fees	$3,441	$2,620
Common stock issued to convert loans payable	$66,000	$38,500
Derivative liability discount	$730,280	$(109,880)
Derivative liability settled upon conversion of debt	$67,350	$23,940
Reclassification of equity to liability for derivatives	$—	$(54,159)
Reclassification of subscriptions	$1,504,000	—

See accompanying notes to the condensed financial statements (unaudited).

Energy and Water Development Corp.

Notes to the Condensed Financial Statements (Unaudited)

Note 1. Incorporation and Nature of Operations

Energy and Water Development Corp. (the “Corporation”, “Company” or “EAWD”), was incorporated under the laws of the State of Florida on December 12, 2007. In September 2019, the Company changed its name from Eurosport Active World Corp. to Energy and Water Development Corp. to better present the Company’s purpose and business sector. We are an engineering services company formed as an outsourcing green tech platform, seeking to exploit renewable energy and water technologies.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed financial statements (unaudited) include the accounts of Energy and Water Development Corp., and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements of Energy and Water Development Corp. for the fiscal year ended December 31, 2020, have been omitted.

Certain reclassifications have been made in December 31, 2020 results to conform to the presentation used in March 31, 2021 including the reclassification of $10,040,000 from additional paid-in capital to subscriptions on the condensed balance sheets and condensed statements of changes in stockholders’ deficit. These reclassifications had no effect on the reported results of operations of the Company.

Foreign currency translation

The United States dollar (“USD”) is the Company’s reporting currency. The Company has a branch located in Germany. The net sales generated, and the related expenses directly incurred from the operations, if any, are denominated in local currency, Euro (“Euro”). The functional currency of the subsidiary is generally the same as the local currency.

Assets and liabilities measured in Euros are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive loss in its balance sheets. Income and expense accounts are translated at the average exchange rate for the period. The Company has not, to the date of these condensed financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of Estimates

The preparation of condensed financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. Estimates which are particularly significant to the condensed financial statements include estimates relating to the determination of impairment of assets, assessment of going concern, the useful life of property and equipment, the determination of the fair value of stock-based compensation, and the recoverability of deferred income tax assets.

Energy and Water Development Corp.

Notes to the Condensed Financial Statements (Unaudited)

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

Cash

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has $105,256 and $12,047 cash at March 31, 2021 and December 31, 2020, respectively.

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

Energy and Water Development Corp.

Notes to the Condensed Financial Statements (Unaudited)

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

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, our derivative liabilities as of March 31, 2021 and December 31, 2020, were $663,223 and $310,641, respectively and measured on Level 3 inputs.

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company adjusts derivative financial instruments to fair value on a recurring basis. The fair value for other assets and liabilities such as cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, deferred cost and deferred revenue have been determined to approximate carrying amounts due to the short maturities of these instruments. The Company believes that its indebtedness approximates fair value based on current yields for debt instruments with similar terms.

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

For the three months ended March 31, 2020, an aggregate of 2,200,000 stock options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive. These stock options expired as of March 31, 2021.

As discussed more fully in Note 6, convertible note holders have the option of converting their loans into common shares subject to the terms and features offered by the specific convertible notes. Some note holders were also granted purchase options to purchase additional shares subject to the features of each purchase option. If the convertible note holders of unexercised convertible notes exercised their conversion feature and the additional purchase options, they would represent 2,708,091 and 8,575,622 in additional common shares at March 31, 2021 and 2020, respectively.  The potential shares from both the conversion feature and the rights to purchase additional shares were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. As of March 31, 2021 and December 31, 2020, unamortized deferred financing costs were $30,510, and $0, respectively and are netted against the related debt.

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

Customer deposit

The Company´s Distributor EAWC-TV, placed a $550,000 order for a solar powered atmospheric water generator (“AWG”) for one of its customers. EAWC-TV and the Company on December 13, 2019, agreed to accept a $303,742 reduction in the balance owed by EAWD to EAWC-TV as a deposit with EAWD related to this order. The deposit will be satisfied through delivery of the equipment when performance has occurred. The equipment was built in Germany. EAWC-TV has an unpaid balance on the equipment of $52,761, which represents the entire balance of the Company´s outstanding accounts receivables as March 31, 2021.

Energy and Water Development Corp.

Notes to the Condensed Financial Statements (Unaudited)

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

On January 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed financial statements.

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

Energy and Water Development Corp.

Notes to the Condensed Financial Statements (Unaudited)

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), which will clarify and reduce diversity in practice. Specifically, the new standard includes a recognition model comprising four categories of transactions and corresponding accounting treatment for each category. The category that would apply to a modification or an exchange of an equity-classified warrant would depend on the substance of the modification transaction (e.g., a financing transaction to raise equity versus one to raise debt). This recognition model is premised on the idea that the accounting for the transaction should not differ from what it would have been had the issuer of the warrants paid cash instead of modifying the warrants. ASU 2021-04 will be effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. Early adoption is permitted. This ASU will be applied prospectively to modifications or exchanges occurring on or after the effective date of the ASU. The Company is currently evaluating the impact this new guidance will have on its condensed financial statements.

Note 4. Going Concern

The Company delivered its first equipment on December 26, 2020 pursuant to an equipment sale agreement and will record the sale once the installation is complete. Once installed, the Company will record a sale for $550,000 along with associate $350,000 cost of construction, earning $200,000 gross profit. The Company has incurred operating losses since it began operations (December 2012) totaling $19,791,979 at March 31, 2021. During the three months ended March 31, 2021, the Corporation incurred net losses of $434,052. The Company also incurred a working capital deficit of $1,542,533 at March 31, 2021.

The Company’s ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business and availability to sufficient resources.

Management expects sales operations to continue to expand. If necessary, the Company will need to raise additional funds during 2021. Management of the Company intends to raise additional funds through the issuance of equity securities or debt, credit lines or advances from suppliers. The ability of the Company to continue as a going concern depends upon its ability to generate sales or obtain additional funding to finance operating losses until the Corporation is profitable.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 5. Related Party Transactions

Due to officers

Amounts due to officers as of March 31, 2021 and December 31, 2020 are comprised of the following:

	2021	2020
	(Unaudited)
Ralph Hofmeier:
Unsecured advances due to officer	$-	$17,778
Accrued salaries	24,678	-
Total due to Ralph Hofmeier	24,678	17,778

Irma Velazquez:
Unsecured advances due to officer	52,665	66,898
Accrued salaries	37,500	-
Total due to Irma Velazquez	90,165	66,898
	$114,843	$84,676

Energy and Water Development Corp.

Notes to the Condensed Financial Statements (Unaudited)

Unsecured advances due to officers represent unreimbursed Corporation expenses paid by the officers on behalf of the Corporation. These advances are non-interest bearing and are due on demand.

Officer Compensation

Accrued salaries represent amounts accrued in accordance with the employment agreements for Mr. Hofmeier, the Company’s President, Chief Executive Officer and Chairman of the Board, and Ms. Velazquez, the Company’s Chief Operating Officer and Vice-Chairman. Mr. Hofmeier and Ms. Velazquez are also significant stockholders.

On December 18, 2020, the Company entered into a Settlement Agreement with each of Mr. Hofmeier and Ms. Velazquez whereby Mr. Hofmeier and Ms. Velazquez each agreed to receive 300,000 shares of its Series A Preferred Stock with a fair market value of $150,000 (collectively, the “Compensation Shares”). Compensation Shares are issued in full satisfaction of $150,000 accrued salary due the Employees, Mr. Ralph Hofmeier and Mrs. Irma Velazquez, MSc. simultaneously herewith, each employee received a one-time bonus of (i) 10,000,000 shares of its Common Stock with a fair market value of $1,500,000 and (ii) 2,700,000 shares of its Series A Preferred Stock, with a fair market value of $1,350,000 (collectively the “Bonus Shares”).

Due to affiliate distributor

During the year ended December 31, 2020, EAWC-TV provided $75,000 of paid services and $225,000 of accrued services plus $6,464 net in interest and remitted $187,518 to vendors in satisfaction of EAWD obligations. EAWD also raised from investors and lenders and remitted $445,865 to EAWC-TV. EAWD also executed several payments totaling $66,500 as a deposit on the equipment purchase and $124,352 which represent the final net balance in the D/T/F EAWC-TV account which was accounted for as a deposit for the customer’s purchase. In addition, EAWC-TV also functions as a distributor of EAWD product and as such, has placed a $550,000 order for a solar powered atmospheric water generator (“AWG”) for an EAWC-TV customer, which has been secured by EAWC-TV accepting a $303,742 reduction in the amount due to EAWC-TV in exchange for a customer deposit with EAWD. The equipment was delivered on December 26, 2020. As of December 31, 2020, no amounts were due to the distributor as the deposit was satisfied out of proceeds from customer deposit.

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

In 2020, manufacture of the unit was delayed due to Covid-19 related issues. The Company and EAWC-TV agreed as it had done in 2019, to clear the outstanding balances in the D/T/F EAWC-TV and the outstanding balance it carried in its accounts payable account for administrative services, which it did on December 26, 2020 which resulted in an additional down payment of $193,497. EAWC-TV has an unpaid balance on the equipment of $52,761, which represents the entire balance of the Company’s outstanding accounts receivables as of both March 31, 2021 and December 31, 2020.

Investor deposit and officer compensation

On December 31, 2020, the Company recorded $1,500,000 as officer compensation and $4,000 in common stock subscriptions stock issuance transactions in process. The $4,000 is part of a pending stock sale for 40,000 shares that has been funded were issued on January 20, 2021. The $1.5 million is part of the bonus payment to officers authorized on December 18, 2020. The shares were issued as of March 31, 2021.

Energy and Water Development Corp.

Notes to the Condensed Financial Statements (Unaudited)

For the three months ended March 31, 2021, the Company recorded $20,000 in common stock subscriptions for stock issuance transactions in process. The $20,000 was part of pending stock sales for 200,000 shares that has been funded and was waiting issuance to complete the sale. Shares were issued within the period of April and August 2021.

Note 6. Convertible Loans Payable

As of March 31, 2021 and December 31, 2020, the balance of convertible loans payable net of discount was $32,156 and $149,241, respectively. During the year ended December 31, 2020, the Company issued convertible loans in the aggregate principal amount of $468,500. The aggregate purchase price of the notes was $441,000 and the remaining $27,500 of principal represents the original issue discount. The notes bear interest between 0% and 8% per annum and all mature within one year. The embedded beneficial conversion feature in the notes meet the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $1,609,895 and was recorded as a discount of the note.

The convertible loans were issued in several different forms as discussed below. During the three months ended March 31, 2021, the Company issued convertible loans in the aggregate amount of $404,000. The notes bear interest at 8% per annum and all mature within one year. The embedded beneficial conversion features in the notes meet the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $730,280 and was recorded as a discount of the notes.

Amount
Balance of convertible loan payables, net of discounts on December 31, 2019	$243,923
Issuances of debt	468,500
Settlement of debt	(66,000)
Amortization of debt discount	514,244
Debt discount	(440,426)
Conversions	(571,000)
Balance of convertible loan payables, net of discounts on December 31, 2020	$149,241
Issuances of debt	404,000
Amortization of debt discount	77,425
Debt discount	(406,500)
Settlement of debt	(95,500)
Conversions	(66,000)
Deferred financing costs	(30,510)
Balance of convertible loan payables, net of discounts on March 31, 2021	$32,156

Derivative Liability

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

Energy and Water Development Corp.

Notes to the Condensed d Financial Statements (Unaudited)

Based on the various convertible notes described above, the fair value of applicable derivative liabilities on notes and change in fair value of derivative liability are as follows as of March 31, 2021 and December 31, 2020:

Total
Balance of derivative liability as of December 31, 2019	$413,795
Change due to issuances	1,609,895
Change due to exercise / redemptions	(455,576)
Change in fair value	(1,257,473)
Balance of derivative liability as of December 31, 2020	$310,641
Change due to issuances	730,280
Change due to exercise / redemptions	(67,350)
Change in fair value	(310,348)
Balance of derivative liability as of March 31, 2021	$663,223

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the periods ended March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021	December 31, 2020
Stock price	$0.23 - 0.45	$0.07 – 1.20
Exercise price	$0.04 - 0.16	$0.04 – 0.20
Contractual term (in years)	0.21 - 1	0.01 - 1
Volatility (annual)	215 - 308%	125 - 424%
Risk-free rate	0.05% - 0.07%	0.08% - 1.46%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair Value measured at March 31, 2021 (Unaudited)
	Quoted prices in	Significant other	Significant
	active markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2021
Derivative liability	$—	$—	$663,223	$663,223
Total	$—	$—	$663,223	$663,223

Energy and Water Development Corp.

Notes to the Condensed Financial Statements (Unaudited)

	Fair value measured at December 31, 2020
	Quoted prices in	Significant other	Significant
	active markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Derivative liability	$—	$—	$310,641	$310,461
Total	$—	$—	$310,641	$310,461

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2021 and 2020.

During the three months ended March 31, 2021 and 2020, the Company recorded gains of $310,348 and $322,948, respectively, from the change in fair value of derivative liability.

Note 7. Stockholders’ Deficit

Preferred Stock

Authorized: 500,000,000 shares of voting preferred stock with a par value of $0.001.

Common Stock

Authorized: 1,000,000,000 shares of voting common stock with a par value of $0.001.

During the three months ended March 31, 2021 the Company engaged in the following equity events:

•	471,433 common shares issued for $160,021 for the sale of shares,
•	500,000 common shares issued for $165,000 in marketing and consulting,
•	690,606 common shares were issued for $66,000 to convertible note holder is satisfaction of their notes,
•	38,690 common shares were issued for $3,441 to pay interest and fees,
•	10,000,000 common shares were issued for $1,500,000 to our CEO as a compensation bonus, and
•	40,000 common shares were issued for $4,000 for sales of shares.

Energy and Water Development Corp.

Notes to the Condensed Financial Statements (Unaudited)

Note 8. Stock Option Plan and Warrants

Stock Options

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

A summary of information regarding the Corporation’s common stock options outstanding is as follows:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Outstanding at December 31, 2019	2,200,000	$0.10	2.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2020	2,200,000	0.10	1.0
Issued	—	—	—
Expired	(2,200,000)	—	—
Outstanding at March 31, 2021	—	$—	—

The above outstanding options were granted on January 1, 2012, to a former executive of the Company. The options were fully vested and exercisable at December 31, 2016. Accordingly, during the three months ended March 31, 2021 and 2020, the Corporation did not recognize any stock-based compensation expense.

Warrants

On February 17, 2021, the Company entered into an agreement with a consultant to provide Business Development advisement and analysis services. In consideration, the consultant will be issued 1,000,000 warrant shares. 500,000 warrants were issued on February 17, 2021, and the remaining 500,000 will be issued on the six-month anniversary of initial issuance. On August 31, 2021, due to a failure by the consultant to provide the services as required by the agreement, the Company terminated the agreement, and the warrants were canceled.

Energy and Water Development Corp.

Notes to the Condensed Financial Statements (Unaudited)

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

Lease

Our registered office is located at 7901 4th Street N STE #4174, St. Petersburg, Florida 33702. Our telephone number is +1 (727) 677-9408. Office services are contracted for on a month-to-month basis in this Address. In October 2020, the Company established its official registered Branch in Hamburg Germany; the office Address until March 31, 2021 was Offakamp 9f- 2.17. On April 1, 2021, the Company entered into two lease agreements for a workshop located at Industriestraße 17, 25462 Relligen and an office located at Ballindam 3 20095 Hamburg, Germany. Our Telephone number is +49 40 809081354. Rent expense in the three months ending March 31, 2021 and 2020 amounted to $2,034 and $0, respectively.

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

CocoGrove – Case No. 09-81555 CA 21 in Miami-Dade County, Florida. The nature of the litigation was for breach of a lease agreement. This case is concluded with a judgement against the Company on July 7, 2010 for $84,393 plus 6% interest which as of March 31, 2021 interest had accrued to $54,338. There have been no efforts to seek collection of this judgement. Management intends to settle this judgement when it is in a financial position to make a payment.

Note 10. Subsequent Events

During the three month period ended June 30, 2021, the Company sold 2,091,662 shares of its common stock to 29 investors raising $241,000

Also, during the three month period ended June 30, of 2021, the Company accepted subscriptions for the sale of 1,562,322 of its common stock to 40 investors raising $212,100. The subscriptions were fully funded as of June 30, 2021, however due to delays caused by investors not completing required paperwork, the delivery of the certificates was not completed until after June 30, 2021. Subsequent to June 30, 2021, all share certificates paid for have been delivered to the investor

On September 2, 2021, Company received global patent protection for its innovative solution Self Sufficient Energy Supply Atmosphere Water Generation System (EAWG).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTORY STATEMENT

The following discussion should be read in conjunction with our condensed financial statements and the notes to those condensed financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

RESULTS of OPERATIONS

Results of Operations for the Three Months ended March 31, 2021 Compared to the three Months ended March 31, 2020

Revenue

During the fourth quarter of 2020, EAWD delivered its first equipment sale pursuant to an equipment sale agreement; however, the revenue of $550,000 along with the associate $350,000 of construction costs will not be recognized until the equipment is installed. The installation of the equipment has been deemed to be an unfulfilled performance obligation. The sales agreement, as amended states that EAWD will complete the equipment installation upon notice from the buyer of the final location of the system. Due to the COVID 19 situation in Mexico, the installation has been delayed. For both the three months ended March 31, 2021 and 2020, we generated no revenue.

General and Administrative Expense

General and administrative expense increased by $74,942 to $305,482 for the three months ended March 31, 2021 from $230,540 for the three months ended March 31, 2020.

The increase in general and administrative expenses was primarily due to an increase in marketing fees of $165,188 as we entered into a new agreement with a consulting firm to provide marketing services, offset by a reduction in management fees to affiliate by $75,000 as the contract with EAWC-TV was terminated as of December 31, 2020 and a reduction in professional fees by $10,482.

Other Income (Expense)

Other income (expense) increased expense by $350,312 from $219,241 income (2020) to $128,570 expense (2021) primarily as a result of the following:

•	a $335,211 increase in interest expense related to issuance of debt instruments which incurred interest and resulted in amortization of debt discount.

Net Loss

Net loss increased by $422,753 to $434,052 for the three months ended March 31, 2021 from $11,299 for the three months ended March 31, 2020. This increase was attributable to the net increases and decreases as discussed above.

LIQUIDITY and CAPITAL RESOURCES

We had $105,256 cash and a working capital deficit of $1,542,533 at March 31, 2021. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties discussed more fully below.

We have sustained operating losses since our operations began. At March 31, 2021, we had an accumulated deficit of $19,791,979. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining more project contracts, among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

We have satisfied our cash and working capital requirements in the three months ended March 31, 2021, through the issuance of convertible loans and the sale of common stock. During the three months ended March 31, 2021, the Company issued $404,000 of convertible loans with a variable vested conversion feature. Refer to Note 7 of the financial statements under section for more information. In two individual transactions ranging from February 9, 2021 to March 25, 2021, the Company secured interim financing. The notes provide for interest at 8% per annum and require all interest and principal be repaid in one year.

Comparison of Cash Flows for the Three Months Ended March 31, 2021 (2021) and March 31, 2020 (2020)

Cash Flows from Operating Activities

Net cash used in operating activities

We used $338,311 of cash in our operating activities for the three months ended March 31, 2021 compared to $207,000 used for the three months ended March 31, 2020. The increase in cash used of $131,311 is due primarily to a $193,318 net reduction in working capital components to decreases of $164,106 for 2021 compared to increases of $29,211 in 2020.

Cash Flows from Investing Activities

We used or provided no funds from our investing activities in 2021 or 2020.

Cash Flows from Financing Activities

We received $434,021 (2021) and $207,000 (2020) in cash provided from financing activities. The net increase of $227,021 is due primarily to a $162,500 increase in financing through issuance of convertible loans, a $160,021 increase in proceeds from the sale of subscriptions and common stock, and a $95,500 decrease due to payments of convertible loans payable.

Financial Position

Total Assets – At March 31, 2021 the Company had $595,150 representing $105,256 in cash, $52,761 in accounts receivable, $350,000 in deferred cost, and $87,133 in prepaid expenses and other current assets.

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

We seek to focus on three main aspects of the water and energy business: (1) generation, (2) supply, and (3) maintenance. We seek to assist private companies, government entities and NGO’s to build profitable and sustainable supplies/generation capabilities of water and energy as required, by selling them the required technology or technical service to enhance their productivity/operability. With its outsourced technical arm and its commission-based global network of vendors, the Company expects to create sustainable added value to each project it takes on while generating revenue from its engineering and technical consultancy services, project management, sale of our patent pending Self Sufficient Power Supply Atmosphere Water Generation Systems (eAWGs) Solar Energy Generation Systems and Energy Management Systems, royalties from the commercialization of energy and water in certain cases, and revenues from the licensed innovated technologies.

Through our BlueTech Alliance for Water Generation established in December 2020, we have state-of the art technology partners, technology transfer agreements, and technology representation agreements in place relating to aspects of renewable energy and water supply. These unique key relationships offer important selling features and capabilities that differentiated EAWD from its competitors.

The Company plans to generate revenue from its engineering and technical consultancy services, project management, sale of our Self-Sufficient Power Supply Atmosphere Water Generation Systems (eAWGs), Solar Energy Generation Systems, and Energy Management Systems, royalties from the commercialization of energy and water in certain cases, and revenues from the licensed innovated technologies.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

The Company delivered its first equipment sale on December 26, 2020. The Company will recognize the sale for $550,000 net of costs of $350,000 and earning a $200,000 gross profit once the installation is complete. The next operational step to accomplish is to achieve sufficient sales volume to yield positive a net income. Due to the timing of the project build out, the Company has not currently recorded any revenue and consequently has incurred operating losses since it began operations (December 2012) totaling $19,791,979 at March 31, 2021. During the three months ended March 31, 2021, the Corporation incurred net losses of $434,052. The Company also incurred a working capital deficit of $1,542,533 at March 31, 2021.

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

ADDRESSING CHALLENGES POST-COVID-19

As of October 19, 2021, the cumulative number of cases reported globally is now over 241 million and the cumulative number of deaths is just over 4.9 million (WHO) and has caused the worst global economic contraction of the past 80 years (IMF). The concerted global efforts achieved the development of vaccines that have helped to reduce a person´s risk of contracting the virus. However, as the COVID-19 pandemic continues to evolve, the disruptions due to COVID 19 could continue causing a materially and adversely affect our business, financial condition and results of operations. If the corona virus cannot get under control and or worsens in any regions in which we have material operations or sales, our business activities originating from affected areas, including sales, manufacturing and supply chain related activities, could be adversely affected. Disruptive activities could include the temporary closure of our manufacturing facilities and those used in our supply chain processes, restrictions on the export or shipment of our products, significant cutback of ocean container delivery from Germany, business closures in impacted areas, and restrictions on our employees’ and consultants’ ability to travel and to meet with customers. The extent to which COVID-19 impacts our results will depend on future developments, which still uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus variants and the actions to contain it or treat its impact, among others. COVID-19 could also continue to result in social, economic and labor instability in the countries in which we or our customers and suppliers operate.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are set forth in Note 2 to the condensed financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of December 31, 2020. This evaluation was carried out by our Principal Executive Officer and our Principal Finance Officer. Based on that evaluation, our Principal Executive Officer and our Principal Finance Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that, as of March 31, 2021, our disclosure controls and procedures were not effective:

•	Inadequate segregation of duties, due to lack of human resources
•	Limited level of multiple reviews among those tasked with preparing the financial statements,
•	Lack of a more formal internal control environment.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

We intend to implement changes to strengthen our internal controls in addition to the enhanced controls discussed above. We are in the process of implementing a remediation plan for the identified material weaknesses and we expect that work on the plan will continue throughout 2021, as financial resources permit. Specifically, to address the material weaknesses arising from insufficient accounting personnel, the Company plans to hire a full-time Chief Financial Officer and has secured the services of additional accounting personnel on a consulting basis which begins to address segregation of duties. The Company is currently formalizing its policies and procedures in writing and to improve the integration of its financial reporting system into non accounting departments. Where appropriate, the Company is receiving advice and assistance from third-party experts as it implements and refines its remediation plan.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

CocoGrove – Case No. 09-81555 CA 21 in Miami-Dade County, Florida. The nature of the litigation was for breach of a lease agreement. This case is concluded with a judgement against the Company on July 7, 2010 for $84,393 plus 6% interest which as of March 31, 2021 interest had accrued to $54,338. There have been no efforts to seek collection of this judgement. Management intends to resolve this matter when it is in a financial position to make a payment.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued the following common shares during the three months ended March 31, 2021:

•	471,433 common shares issued for $160,021 for the sale of shares,
•	500,000 common shares issued for $165,000 in marketing and consulting,
•	690,606 common shares were issued for $66,000 to convertible note holder is satisfaction of their notes,
•	38,690 common shares were issued for $3,441 to pay interest and fees,
•	10,000,000 common shares were issued for $1,500,000 to our CEO as a compensation bonus, and
•	40,000 common shares were issued for $4,000 for sales of shares.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Exhibit #	Herewith

31.1	Certification of Principal Executive Officer (Section 302)				*
31.2	Certification of Principal Financial Officer (Section 302)				*
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energy and Water Development Corp.

Date: October 20, 2021	By:	/s/ Ralph Hofmeier
Ralph Hofmeier
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph Hofmeier	President, Chief Executive Officer, Director, and	October 20, 2021
Ralph Hofmeier	Chairman (Principal Executive Officer)

/s/ Irma Velazquez	Chief Operating Officer (Principal Financial Officer and	October 20, 2021
Irma Velazquez	Principal Accounting Officer), Director and Vice-Chairman

