Form 10-Q
period 2021-06-30
Energy & Water Development Corp
filed 2021-10-29
CIK 1563298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

The number of shares outstanding of the registrant’s classes of common stock as of September 27, 2021 was 139,578,193 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Energy and Water Development Corp.

Condensed Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$261,867	$12,047
Accounts receivable	52,761	52,761
Inventory	25,228	—
Deferred cost	350,000	350,000
Prepaid expenses and other current assets	158,984	14,184
TOTAL CURRENT ASSETS	848,840	428,992

Operating lease right-of-use assets	73,608	—

TOTAL ASSETS	$922,448	$428,992

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$788,823	$902,226
Deferred revenue	550,000	550,000
Convertible loans payable, net of discounts (Note 6)	142,108	149,241
Due to officers (Note 5)	74,712	84,676
Derivative liability	790,078	310,641
Current portion of operating lease liabilities	39,380	—
TOTAL CURRENT LIABILITIES	2,385,101	1,996,784

Operating lease liabilities, net of current portion	31,666	—
TOTAL LIABILITIES	2,416,767	1,996,784

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 500,000,000 shares authorized, 9,780,976 shares issued and outstanding at both June 30, 2021 and December 31, 2020	9,781	9,781
Common stock, par value $.001 per share; 1,000,000,000 shares authorized,137,299,277 and 123,316,886 shares issued and outstanding in June 30, 2021 and December 31, 2020, respectively	137,299	123,316
Common stock subscriptions; 1,612,322 shares	217,100	1,504,000
Additional paid in capital	18,340,867	16,153,038
Accumulated deficit	(20,195,460)	(19,357,927)
Accumulated other comprehensive loss	(3,906)	—
TOTAL STOCKHOLDERS' DEFICIT	(1,494,319)	(1,567,792)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$922,448	$428,992

See accompanying notes to the condensed financial statements (unaudited).

Energy and Water Development Corp.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

GENERAL and ADMINISTRATIVE EXPENSES
Marketing fees	$2,287	$—	$167,475	$—
Officers’ salaries and payroll taxes	82,277	81,150	157,277	161,888
Professional fees	34,264	130,589	91,266	198,073
Management fees to affiliate	—	75,000	—	150,000
Travel and entertainment	—	—	—	33
Other general and administrative expenses	38,521	260,154	46,813	267,439
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	157,349	546,893	462,831	777,433

LOSS FROM OPERATIONS	(157,349)	(546,893)	(462,831)	(777,433)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	(126,855)	(104,219)	183,493	218,729
Interest income (expense), net	(119,277)	(231,557)	(558,195)	(335,264)
TOTAL OTHER INCOME (EXPENSE)	(246,132)	(335,776)	(374,702)	(116,535)

LOSS BEFORE TAXES	(403,481)	(882,669)	(837,533)	(893,968)

TAXES	—	—	—	—

NET LOSS	$(403,481)	$(882,669)	$(837,533)	$(893,968)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(1,405)	—	(3,906)	—
TOTAL OTHER COMPREHENSIVE LOSS	(1,405)	—	(3,906)	—

COMPREHENSIVE LOSS	$(404,886)	$(882,669)	$(841,439)	$(893,968)

Net loss per common share - Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - Basic and diluted	135,763,200	99,388,507	132,789,864	101,738,832

See accompanying notes to the condensed financial statements (unaudited).

Energy and Water Development Corp.

Condensed Statement of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

									Accumulated
					Common Stock		Additional		Other	Total
	Preferred Stock		Common Stock		Subscriptions		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE AT DECEMBER 31, 2019	—	$—	93,462,483	$93,462	—	$—	$7,491,197	$(11,944,919)	—	$(4,360,260)
Common and preferred stock issued to satisfy accrued payroll to officers	3,780,976	3,781	2,044,190	2,044	—	—	2,232,175	—	—	2,238,000
Conversion of debt	—	—	691,522	692	—	—	37,808	—	—	38,500
Conversion of interest and fees	—	—	46,789	47	—	—	2,573	—	—	2,620
Derivative settled upon conversion of debt	—	—	—	—	—	—	23,940	—	—	23,940
Reclassification of equity to liability for derivatives	—	—	—	—	—	—	(54,159)	—	—	(54,159)
Net loss	—	—	—	—	—	—	—	(11,299)	—	(11,299)
BALANCE AT MARCH 31, 2020	3,780,976	$3,781	96,244,984	$96,245	—	$—	$9,733,534	$(11,956,218)	$—	$(2,122,658)
Sale of Common Stock	—	—	1,301,111	1,301	—	—	67,699	—	—	69,000
Common and preferred stock issued to satisfy accrued payroll to officers	—	—	—	—	—	—	—	—	—	—
Conversion of debt	—	—	4,426,091	4,426	—	—	239,074	—	—	243,500
Conversion of interest and fees	—	—	139,275	139	—	—	5,641	—	—	5,780
Common stock issued for marketing services	—	—	2,500,000	2,500	—	—	247,500	—	—	250,000
Derivative settled upon conversion of debt	—	—	—	—	—	—	151,434	—	—	151,434
Subscription deposits received	—	—	—	—	—	—	161,000	—	—	161,000
Net loss	—	—	—	—	—	—		(882,669)	—	(882,669)
BALANCE AT JUNE 30, 2020	3,780,976	$3,781	104,611,461	$104,611	—	$—	$10,605,882	$(12,838,887)	$—	$(2,124,614)

See accompanying notes to the condensed financial statements (unaudited).

Energy and Water Development Corp.

Condensed Statement of Changes in Stockholders’ Deficit (Continued)

For the Three and Six Months Ended June 30, 2021 and 2020

(unaudited)

									Accumulated
					Common Stock		Additional		Other	Total
	Preferred Stock		Common Stock		Subscriptions		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE AT DECEMBER 31, 2020	9,780,976	$9,781	123,316,886	$123,316	10,040,000	$1,504,000	$16,153,038	$(19,357,927)	—	$(1,567,792)
Sale of common stock	—	—	471,433	471	200,000	20,000	139,550	—		160,021
Common stock issued for services	—	—	500,000	500	—	—	164,500	—		165,000
Common stock issued to satisfy convertible loans payable	—	—	690,606	691	—	—	65,309	—		66,000
Common stock issued for interest and fees on convertible loans payable	—	—	38,690	39	—	—	3,402	—		3,441
Derivative liability settled upon conversion of loans payable	—	—	—	—	—	—	67,350	—		67,350
Common stock issued on subscriptions	—	—	10,040,000	10,040	(10,040,000)	(1,504,000)	1,493,960	—		—
Net loss	—	—	—	—	—	—	—	(434,052)		(434,052)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,501)	(2,501)
BALANCE AT MARCH 31, 2021	9,780,976	$9,781	135,057,615	$135,057	200,000	$20,000	$18,087,109	$(19,791,979)	$(2,501)	$(1,542,533)
Sale of common stock	—	—	2,091,662	2,092	1,562,322	212,100	238,908	—	—	453,100
Common stock issued on subscriptions	—	—	150,000	150	(150,000)	(15,000)	14,850	—	—	—
Net loss	—	—	—	—	—	—	—	(403,481)	—	(403,481)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,405)	(1,405)
BALANCE AT JUNE 30, 2021	9,780,976	$9,781	137,299,277	$137,299	1,612,322	$217,100	$18,340,867	$(20,195,460)	$(3,906)	$(1,494,319)

See accompanying notes to the condensed financial statements (unaudited).

Energy and Water Development Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(837,533)	$(893,968)
Reconciliation of net loss to net cash used in operating activities
Amortization of debt discount and deferred financing costs	515,147	305,053
Change in fair value of derivative liability	(183,493)	(218,729)
Stock issued for services	165,000	250,000
Foreign transaction adjustments	1,057	—
Changes in operating assets and liabilities:
Inventory	(25,228)	—
Prepaid expenses and other current assets	(148,419)	(89,449)
Accounts payable and accrued expenses	(109,962)	(47,948)
Due to officers	(9,964)	—
Accrued management fees	—	145,000
Due to affiliates	—	(4,959)
CASH USED IN OPERATING ACTIVITIES	(633,395)	(555,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on convertible loans payable	369,500	325,000
Repayments of convertible loans payable	(95,500)	—
Proceeds from sale of stock	613,121	69,000
Proceeds from subscriptions	—	161,000
CASH PROVIDED BY FINANCING ACTIVITIES	887,121	555,000

Effect of exchange rate changes on cash	(3,906)	—

Net change in cash	249,820	—
Cash, beginning of period	12,047	—
Cash, end of period	$261,867	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$28,864	$—
Cash paid for taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for interest and fees	$3,441	$2,820
Reclassification of common stock subscriptions to common stock	$1,519,000	$—
Common shares issued for conversion of loans payable	$66,000	$282,000
Increase in derivative liability	$730,280	$318,302
Derivative settled upon conversion of debt	$67,350	$175,374
Reclassification of equity to liability for derivatives	$—	$54,159
Right of use asset exchanged for lease liability	$79,214	$—
Common shares issued to satisfy related party liability	$—	$2,238,000

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed financial statements (unaudited) include the accounts of Energy and Water Development Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

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

Certain reclassifications have been made in December 31, 2020 results to conform to the presentation used in June 30, 2021 including the reclassification of $10,040,000 from additional paid-in capital to common stock subscriptions on the condensed balance sheets and condensed statements of changes in stockholders’ deficit. These reclassifications had no effect on the reported results of operations of the Company or total equity.

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

Cash

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has $261,867 and $12,047 cash at June 30, 2021 and December 31, 2020, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value using the first in, first out (FIFO) method. All inventory held at June 30, 2021 was raw materials. A reserve is established if necessary to reduce excess or obsolete inventories to their net realizable value.

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

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, our derivative liabilities as of June 30, 2021 and December 31, 2020, were $790,078 and $310,641, respectively and measured on Level 3 inputs.

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

Loss Per Common Share

The Corporation accounts for loss per share in accordance with FASB ASC Topic No. 260 - 10, “Earnings Per Share”, which establishes the requirements for presenting earnings per share (“EPS”). FASB ASC Topic No. 260 - 10 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations. Basic EPS amounts are calculated using the weighted-average number of common shares outstanding during each period. Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from operations exists, potential common shares are excluded from the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

For the three and six months ended June 30, 2020, an aggregate of 2,200,000 stock options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive. These stock options expired as of March 31, 2021.

As discussed more fully in Note 6, convertible note holders have the option of converting their loans into common shares subject to the terms and features offered by the specific convertible notes. Some note holders were also granted purchase options to purchase additional shares subject to the features of each purchase option. If the convertible note holders of unexercised convertible notes exercised their conversion feature and the additional purchase options, they would represent 2,708,091 and 4,775,000 in additional common shares at June 30, 2021 and June 30, 2020, respectively. The potential shares from both the conversion feature and the rights to purchase additional shares were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. As of June 30, 2021 and December 31, 2020, unamortized deferred financing costs were $22,183 and $0, respectively and are netted against the related debt.

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

Customer deposit

The Company´s Distributor EAWC-TV, placed a $550,000 order for a solar powered atmospheric water generator (“AWG”) for one of its customers. EAWC-TV and the Company on December 13, 2019, agreed to accept a $303,742 reduction in the balance owed by EAWD to EAWC-TV as a deposit with EAWD related to this order. The deposit will be satisfied through delivery of the equipment when performance has occurred. The equipment was built in Germany. EAWC-TV has an unpaid balance on the equipment of $52,761, which represents the entire balance of the Company´s outstanding accounts receivables as June 30, 2021.

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

Energy and Water Development Corp.

Notes to the Condensed Financial Statements (Unaudited)

Note 4. Going Concern

The Company delivered its first equipment sale on December 26, 2020. The Company will recognize the sale for $550,000 net of costs of $350,000 and earning a $200,000 gross profit once the installation is complete. The next operational step to accomplish is to achieve sufficient sales volume to yield positive a net income. The Company has incurred operating losses since it began operations (December 2012) totaling $20,195,460 at June 30, 2021. During the three and six months ended June 30, 2021, the Corporation incurred net losses of $403,481 and $837,533, respectively. The Company also incurred a working capital deficit of $1,536,261 at June 30, 2021.

The Company’s ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business and availability to sufficient resources.

Management expects sales operations to continue to expand. If necessary, the Company will need to raise additional funds through the remainder of 2021. Management of the Company intends to raise additional funds through the issuance of equity securities or debt or from deposits related to purchases orders on proposals pending customer acceptance. The ability of the Company to continue as a going concern depends upon its ability to generate sales or obtain additional funding to finance operating losses until the Corporation is profitable

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 5. Related Party Transactions

Due to officers

Amounts due to officers as of June 30, 2021 and December 31, 2020 are comprised of the following:

	2021	2020
	(Unaudited)
Ralph Hofmeier:
Unsecured advances due to officer	$385	$17,778
Accrued salaries	24,678	-
Total due to Ralph Hofmeier	25,063	17,778

Irma Velazquez:
Unsecured advances due to officer	12,149	66,898
Accrued salaries	37,500	-
Total due to Irma Velazquez	49,649	66,898
	$74,712	$84,676

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

Due to affiliate distributor

During the year ended December 31, 2020, EAWC-TV provided $75,000 of paid services and $225,000 of accrued services plus $6,464 net in interest and remitted $187,518 to vendors in satisfaction of EAWD obligations. EAWD also raised from investors and lenders and remitted $445,865 to EAWC-TV. EAWD also executed several payments totaling $66,500 as a deposit on the equipment purchase and $124,352 which represent the final net balance in the D/T/F EAWC-TV account which was accounted for as a deposit for the customer’s purchase. In addition, EAWC-TV also functions as a distributor of EAWD product and as such, has placed a $550,000 order for a solar powered atmospheric water generator (“AWG”) for an EAWC-TV customer, which has been secured by EAWC-TV accepting a $303,742 reduction in the amount due to EAWC-TV in exchange for a customer deposit with EAWD. The equipment was delivered on December 26, 2020. As of December 31, 2020, no amounts were due to the distributor as the deposit was satisfied out of proceeds from the customer’s deposit.

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

In 2020, manufacture of the unit was delayed due to Covid-19 related issues. The Company and EAWC-TV agreed as it had done in 2019, to clear the outstanding balances in the D/T/F EAWC-TV and the outstanding balance it carried in its accounts payable account for administrative services, which it did on December 26, 2020 which resulted in an additional down payment of $193,497. EAWC-TV has an unpaid balance on the equipment of $52,761, which represents the entire balance of the Company’s outstanding accounts receivables as of both June 30, 2021 and December 31, 2020.

Investor deposit and officer compensation

On December 31, 2020, the Company recorded $1,500,000 as officer compensation and $4,000 in common stock subscriptions for stock issuance transactions in process. The $4,000 is part of a pending stock sale for 40,000 shares that has been funded were issued on January 20, 2021. The $1.5 million is part of the bonus payment to officers authorized on December 18, 2020. The shares were issued as of June 30, 2021.

Energy and Water Development Corp.

Notes to the Condensed Financial Statements (Unaudited)

As of June 30, 2021, the Company recorded $217,100 in common stock subscriptions for stock issuance transactions in process. The $217,100 is part of pending stock sales for 1,612,322 shares that has been funded and is waiting issuance to complete the sale.

Note 6. Convertible Loans Payable

As of June 30, 2021 and December 31, 2020, the balance of convertible loans payable net of discount was $142,108 and $149,241, respectively. During the year ended December 31, 2020, the Company issued convertible loans in the aggregate principal amount of $468,500. The aggregate purchase price of the notes was $441,000 and the remaining $27,500 of principal represents the original issue discount. The notes bear interest between 0% and 8% per annum and all mature within one year. The embedded beneficial conversion feature in the notes meet the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $1,609,895 and was recorded as a discount of the note.

The convertible loans were issued in several different forms as discussed below. During the six months ended June 30, 2021, the Company issued convertible loans in the aggregate amount of $404,000. The notes bear interest at 8% per annum and all mature within one year. The embedded beneficial conversion features in the notes meet the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $730,280 and was recorded as a discount of the notes.

Amount
Balance of convertible loan payables, net of discounts on December 31, 2019	$243,923
Issuances of debt	468,500
Repayments	(66,000)
Amortization of debt discount	514,244
Debt discount	(440,426)
Conversions	(571,000)
Balance of convertible loan payables, net of discounts on December 31, 2020	$149,241
Issuances of debt	404,000
Repayments	(95,500)
Amortization of debt discount	179,050
Debt discount	(406,500)
Conversions	(66,000)
Deferred financing costs	(22,183)
Balance of convertible loan payables, net of discounts on June 30, 2021	$142,108

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

Energy and Water Development Corp.

Notes to the Condensed d Financial Statements (Unaudited)

Based on the various convertible notes described above, the fair value of applicable derivative liabilities on notes and change in fair value of derivative liability are as follows as of June 30, 2021 and December 31, 2020:

Total
Balance of derivative liability as of December 31, 2019	$413,795
Change due to issuances	1,609,895
Change due to exercise / redemptions	(455,576)
Change in fair value	(1,257,473)
Balance of derivative liability as of December 31, 2020	$310,641
Change due to issuances	730,280
Change due to exercise / redemptions	(67,350)
Change in fair value	(183,493)
Balance of derivative liability as of June 30, 2021	$790,078

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy at June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021	December 31, 2020
Stock price	$0.38	$0.07 – 1.20
Exercise price	$0.12 - 0.16	$0.04 – 0.20
Contractual term (in years)	0.6 - 0.7	0.01 - 1
Volatility (annual)	198 - 208%	125 - 424%
Risk-free rate	0.07%	0.08% - 1.46%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair Value measured at June 30, 2021
	Quoted prices in	Significant other	Significant
	active markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2021
Derivative liability	$—	$—	$790,078	$790,078
Total	$—	$—	$790,078	$790,078

Energy and Water Development Corp.

Notes to the Condensed Financial Statements (Unaudited)

	Fair value measured at December 31, 2020
	Quoted prices in	Significant other	Significant
	active markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Derivative liability	$—	$—	$310,641	$310,461
Total	$—	$—	$310,641	$310,461

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

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2021 and December 31, 2020.

During the three months ended June 30, 2021 and 2020, the Company recorded losses of $126,855 and 204,331, respectively, and for the six months ended June 30, 2021 and 2020, the Company recorded gains of $183,493 and $112,073, respectively, from the change in fair value of derivative liability.

Note 7. Leases

The Company’s leases do not provide an implicit rate that can be readily determined. Therefore, the Company uses discount rates based on the incremental borrowing rate of its current external debt of 8%.

The Company’s weighted-average remaining lease term relating to its operating leases is 1.75 years, with a weighted-average discount rate of the 8.00%.

The Company incurred lease expense for its operating leases of $13,176 and $0, which was included in general and administrative expenses in the statements of operation for the three ended June 2021 and 2020, respectively, and $13,176 and $0 for the six months ended June 30, 2021 and 2020, respectively. During the three months ended June 31, 2021 and 2020, the Company made cash lease payments of $17,483 and $0, and for the six months ended June 31, 2021 and 2020, the Company made cash lease payments in the amount of $17,483 and $0, respectively.

The following table presents information about the future maturity of the lease liability under the Company’s operating leases as of June 30, 2021.

Maturity of Lease Liability	Amount
2021	$21,820
2022	43,641
2023	10,910
Thereafter	—
Total undiscounted lease payments	76,371
Less: Imputed interest	5,325
Present value of lease liabilities	$71,046
Remaining lease term (in years)	1.75

Energy and Water Development Corp.

Notes to the Condensed Financial Statements (Unaudited)

Note 8. Stockholders’ Deficit

Preferred Stock

Authorized: 500,000,000 shares of voting preferred stock with a par value of $0.001.

Common Stock

Authorized: 1,000,000,000 shares of voting common stock with a par value of $0.001.

During the three months ended March 31, 2021 the Company engaged in the following equity events:

•	471,433 common shares issued for $160,021 for the sale of shares,
•	500,000 common shares issued for $165,000 in marketing and consulting,
•	690,606 common shares were issued for $66,000 to convertible note holder is satisfaction of their notes,
•	38,690 common shares were issued for $3,441 to pay interest and fees,
•	10,000,000 common shares were issued for $1,500,000 to our CEO as a compensation bonus, and
•	40,000 common shares were issued for $4,000 for sales of shares.

During the three months ended June 30, 2021 the Company engaged in the following equity events:

•	2,241,662 common shares were issued for $453,100 for the sale of shares.

Note 9. Stock Option Plan

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

A summary of information regarding the Corporation’s common stock options outstanding is as follows:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Outstanding at December 31, 2019	2,200,000	$0.10	2.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2020	2,200,000	0.10	1.0
Issued	—	—	—
Expired	(2,200,000)	—	—
Outstanding at June 30, 2021	—	$—	—

The above outstanding options were granted on January 1, 2012, to a former executive of the Company. The options were fully vested and exercisable at December 31, 2016. Accordingly, during the six months ended June 30, 2021 and 2020, the Corporation did not recognize any stock-based compensation expense on stock options.

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

Lease

Our registered office is located at 7901 4th Street N STE #4174, St. Petersburg, Florida 33702. Our telephone number is +1 (727) 677-9408. Office services are contracted for on a month-to-month basis in this Address. In October 2020, the Company established its official registered Branch in Hamburg Germany; the office Address until March 31, 2021 was Offakamp 9f- 2.17. On April 1, 2021, the Company entered into two lease agreements for a workshop located at Industriestraße 17, 25462 Relligen and an office located at Ballindam 3 20095 Hamburg, Germany. Our Telephone number is +49 40 809081354. Rent expense in the three months ending June 30, 2021 and 2020 amounted to $20,080 and $0, respectively, and for the six months ended June 30, 2021 and 2020 rent expense amounted to $22,114 and $0, respectively.

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

CocoGrove – Case No. 09-81555 CA 21 in Miami-Dade County, Florida. The nature of the litigation was for breach of a lease agreement. This case is concluded with a judgement against the Company on July 7, 2010 for $84,393 plus 6% interest which as of June 30, 2021 interest had accrued to $56,604. There have been no efforts to seek collection of this judgement. Management intends to settle this judgement when it is in a financial position to make a payment.

Note 11. Subsequent Events

During the three months ended September 30, 2021, the Company sold 699,927 shares of its common stock to 23 investors raising $104,990.

On September 2, 2021, the Company received global patent protection for its innovative solution Self Sufficient Energy Supply Atmosphere Water Generation System (EAWG).

From September 27, 2021 through September 29, 2021, the Company recorded $22,350 in subscriptions for stock issuance transactions in process.

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended June 30, 2021 Compared to the Three Months ended June 30, 2020

Revenue

During the fourth quarter of 2020, EAWD delivered its first equipment sale pursuant to an equipment sale agreement; however, the revenue of $550,000 along with the associate $350,000 of construction costs will not be recognized until the equipment is installed. The installation of the equipment has been deemed to be an unfulfilled performance obligation. The sales agreement, as amended states that EAWD will complete the equipment installation upon notice from the buyer of the final location of the system. Due to the COVID 19 situation in Mexico, the installation has been delayed. For both the three months ended June 30, 2021 and 2020, we generated no revenue.

General and Administrative Expense

General and administrative expense decreased by $389,544 to $157,349 for the three months ended June 30, 2021 from $546,893 for the three months ended June 30, 2020.

The decrease in general and administrative expenses was primarily due to a reduction in management fees to affiliate by $75,000 as the contract with EAWC-TV was terminated as of December 31, 2020, a reduction in professional fees of $96,325 as a result of lower accounting fees, litigation fees, legal fees and SEC matters, and a reduction in website expense of $250,289 as we purchased web services and research materials in 2020. Those decreases were offset by an increase in rent expense of $20,080.

Other Income (Expense)

Other income (expense) decreased expense by $89,644 from a $335,776 net expense (2020) to a $246,132 net expense (2021) primarily as a result of a reduction of interest expense of $12,168 as a result of reduced interest and amortization of debt discount, offset by an increase in the gain on the fair value of derivative liabilities by $77,476.

Net Loss

Net loss decreased by $479,188 to a $403,481 net loss for the three months ended June 30, 2021 from a $882,669 net loss for the three months ended June 30, 2020. This decrease in net loss was attributable to the net increases and decreases as discussed above.

Results of Operations for the Six Months ended June 30, 2021 Compared to the Six Months ended June 30, 2020

Revenue

During the fourth quarter of 2020, EAWD delivered its first equipment sale pursuant to an equipment sale agreement; however, the revenue of $550,000 along with the associate $350,000 of construction costs will not be recognized until the equipment is installed. The installation of the equipment has been deemed to be an unfulfilled performance obligation. The sales agreement, as amended states that EAWD will complete the equipment installation upon notice from the buyer of the final location of the system. Due to the COVID 19 situation in Mexico, the installation has been delayed. For both the six months ended June 30, 2021 and 2020, we generated no revenue.

General and Administrative Expense

General and administrative expense decreased by $314,602 to $462,831 for the six months ended June 30, 2021 from $777,433 for the six months ended June 30, 2020.

The decrease in general and administrative expenses was primarily due to a reduction in management fees to affiliate by $150,000 as the contract with EAWC-TV was terminated as of December 31, 2020, a reduction in professional fees of $106,087 as a result of lower accounting fees, litigation fees, legal fees and SEC matters, and a reduction in website expense of $250,289 as we purchased web services and research materials in 2020. These decreases were offset by an increase in marketing expense of $167,475, as we entered into a new agreement with a consulting firm to provide marketing services, and increases in rent expense of $22,114, respectively.

Other Income (Expense)

Other income (expense) increased expense by $258,167 from $116,535 of expense (2020) to $374,702 of expense (2021) primarily as a result of a $329,587 increase in interest expense related to the issuance of debt instruments which incurred interest and resulted in amortization of debt discount, offset by a $71,420 gain in the fair value of derivatives.

Net Loss

Net Loss decreased by $56,435 to a $837,533 net loss for the six months ended June 30, 2021 from a $893,968 net loss for the six months ended June 30, 2020. This increase in net loss was attributable to the net increases and decreases as discussed above.

LIQUIDITY and CAPITAL RESOURCES

We had $261,867 cash and a working capital deficit of $1,536,261 at June 30, 2021. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties discussed more fully below.

We have sustained operating losses since our operations began. At June 30, 2021, we had an accumulated deficit of $20,195,460. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining more project contracts, among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

We have satisfied our cash and working capital requirements in the six months ended June 30, 2021, through the issuance of convertible loans and the sale of common stock. During the six months ended June 30, 2021, the Company issued $404,000 of convertible loans with a variable vested conversion feature. Refer to Note 6 of the financial statements for more information. In two individual transactions ranging from February 9, 2021 to March 25, 2021, the Company secured interim financing. The notes provide for interest at 8% per annum and require all interest and principal be repaid in one year.

Comparison of Cash Flows for the Six Months Ended June 30, 2021 (2021) and June 30, 2020 (2020)

Cash Flows from Operating Activities

We used $633,395 of cash in our operating activities in 2021 compared to $555,000 used in 2020. The increase in cash used of $78,395 is due primarily to a $293,573 net reduction in working capital components to $296,217 for 2021 compared to increases of $2,644 in 2020, offset by a $217,822 net increase in the reconciliation of net loss to net cash used in operating activities.

Cash Flows from Investing Activities

We used or provide no cash from our investing activities in 2021 or 2020.

Cash Flows from Financing Activities

We received $887,121 (2021) and $555,000 (2020) in cash provided from financing activities. The net increase of $332,121 is due primarily to a $44,500 increase in financing through issuance of convertible loans, a $544,121 increase in proceeds from the sale of subscriptions and common stock, offset by a $95,500 decrease due to payments of convertible loans payable and a $161,000 decrease in proceeds from subscriptions.

Financial Position

Total Assets – At June 30, 2021, the Company had $922,448 representing $261,867 in cash, $52,761 in accounts receivable, $25,228 in inventory, $350,000 in deferred cost, $158,984 in prepaid expenses and other current assets, and $73,608 in operating lease right-of-use assets.

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

GOING CONCERN

The Company delivered its first equipment sale on December 26, 2020. The Company will recognize the sale for $550,000 net of costs of $350,000 and earning a $200,000 gross profit once the installation is complete. The next operational step to accomplish is to achieve sufficient sales volume to yield positive a net income. The Company has incurred operating losses since it began operations (December 2012) totaling $20,195,460 at June 30, 2021. During the three and six months ended June 30, 2021, the Corporation incurred net losses of $403,481 and $837,533, respectively. The Company also incurred a working capital deficit of $1,536,261 at June 30, 2021.

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

ADDRESSING CHALLENGS POST-COVID-19

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of December 31, 2020. This evaluation was carried out by our Principal Executive Officer and our Principal Finance Officer. Based on that evaluation, our Principal Executive Officer and our Principal Finance Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that, as of June 30, 2021, our disclosure controls and procedures were not effective:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

CocoGrove – Case No. 09-81555 CA 21 in Miami-Dade County, Florida. The nature of the litigation was for breach of a lease agreement. This case is concluded with a judgement against the Company on July 7, 2010 for $84,393 plus 6% interest which as of June 30, 2021 interest had accrued to $56,604. There have been no efforts to seek collection of this judgement. Management intends to settle this judgement when it is in a financial position to make a payment.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued the following common shares during the six months ended June 30, 2021:

•	2,713,095 common shares issued for $613,122 for the sale of shares,
•	500,000 common shares issued for $165,000 in marketing and consulting,
•	690,606 common shares were issued for $66,000 to convertible note holder is satisfaction of their notes,
•	38,690 common shares were issues for $3,441 to pay interest and fees,
•	10,000,000 common shares were issued for $1,500,000 to our CEO as a compensation bonus, and
•	40,000 common shares were issued for $4,000 for sales of shares, and
•	2,241,662 common shares were issued for $453,100 for the sale of shares.

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

Energy and Water Development Corp.

Date: October 28, 2021	By:	/s/ Ralph Hofmeier
Ralph Hofmeier
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph Hofmeier	President, Chief Executive Officer, Director, and	October 28, 2021
Ralph Hofmeier	Chairman (Principal Executive Officer)

/s/ Irma Velazquez	Chief Operating Officer (Principal Financial Officer and	October 28, 2021
Irma Velazquez	Principal Accounting Officer), Director and Vice-Chairman

