Form 10-Q
period 2021-09-30
Energy & Water Development Corp
filed 2021-11-15
CIK 1563298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s classes of common stock as of November 11, 2021 was 143,519,911 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Energy and Water Development Corp.

Condensed Balance Sheets

	September 30	December 31,
	2021	2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$59,159	$12,047
Accounts receivable	52,761	52,761
Inventory	403,932	—
Deferred cost	350,000	350,000
Prepaid expenses and other current assets	197,716	14,184
TOTAL CURRENT ASSETS	1,063,568	428,992

Property and equipment, net	4,177
Operating lease right-of-use asset	61,583	—

TOTAL ASSETS	$1,129,328	$428,992

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,095,245	$902,226
Deferred revenue	550,000	550,000
Convertible loans payable, net of discounts	248,201	149,241
Due to officers	84,608	84,676
Derivative liability	968,751	310,641
Current portion of operating lease liability	40,389	—
TOTAL CURRENT LIABILITIES	2,987,194	1,996,784

Operating lease liability, net of current portion	21,195	—
TOTAL LIABILITIES	3,008,389	1,996,784

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 500,000,000 shares authorized, 9,780,976 shares issued and outstanding at both September 30, 2021 and December 31, 2020	9,781	9,781
Common stock, par value $.001 per share; 1,000,000,000 shares authorized,139,578,193 and 123,316,886 shares issued and outstanding in September 30, 2021 and December 31, 2020, respectively	139,578	123,316
Common stock subscriptions; 78,033 shares	27,350	1,504,000
Additional paid in capital	18,655,678	16,153,038
Accumulated deficit	(20,697,515)	(19,357,927)
Accumulated other comprehensive loss	(13,933)	—
TOTAL STOCKHOLDERS' DEFICIT	(1,879,061)	(1,567,792)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,129,328	$428,992

See accompanying notes to the condensed financial statements (unaudited).

Energy and Water Development Corp.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

GENERAL and ADMINISTRATIVE EXPENSES
Officers’ salaries and payroll taxes	$68,195	$75,000	$225,472	$225,000
Marketing fees	1,357	—	168,832	—
Professional fees	68,272	81,150	159,538	243,038
Management fees to affiliate	—	78,148	—	276,221
Travel and entertainment	13,696	—	13,696	33
Other general and administrative expenses	56,356	7,709	103,169	275,148
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	207,876	242,007	670,707	1,019,440

LOSS FROM OPERATIONS	(207,876)	(242,007)	(670,707)	(1,019,440)

OTHER INCOME (EXPENSE)
Change in fair value of derivative	(178,673)	694,096	4,820	912,825
Interest income (expense), net	(115,506)	(921,706)	(673,701)	(1,256,970)
TOTAL OTHER INCOME (EXPENSE)	(294,179)	(227,610)	(668,881)	(344,145)

LOSS BEFORE TAXES	(502,055)	(469,617)	(1,339,588)	(1,363,585)

TAXES	—	(11,002)	—	(11,002)

NET LOSS	$(502,055)	$(480,619)	$(1,339,588)	$(1,374,587)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(10,027)	—	(13,933)	—
TOTAL OTHER COMPREHENSIVE LOSS	(10,027)	—	(13,933)	—

COMPREHENSIVE LOSS	$(512,082)	$(480,619)	$(1,353,521)	$(1,374,587)

Net loss per common share - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - Basic and diluted	139,144,989	107,287,560	134,931,518	100,764,795

See accompanying notes to the condensed financial statements (unaudited).

Energy and Water Development Corp.

Condensed Statement of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

									Accumulated
	Preferred Stock		Common Stock		Common Stock Subscriptions		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE AT DECEMBER 31, 2019	—	$—	93,462,483	$93,462	—	$—	$7,491,197	$(11,944,919)	—	$(4,360,260)
Common and preferred stock issued to satisfy accrued payroll to officers	3,780,976	3,781	2,044,190	2,044	—	—	2,232,175	—	—	2,238,000
Conversion of debt	—	—	691,522	692	—	—	37,808	—	—	38,500
Conversion of interest and fees	—	—	46,789	47	—	—	2,573	—	—	2,620
Derivative settled upon conversion of debt	—	—	—	—	—	—	23,940	—	—	23,940
Reclassification of equity to liability for derivatives	—	—	—	—	—	—	(54,159)	—	—	(54,159)
Net loss	—	—	—	—	—	—	—	(11,299)	—	(11,299)
BALANCE AT MARCH 31, 2020	3,780,976	$3,781	96,244,984	$96,245	—	$—	$9,733,534	$(11,956,218)	$—	$(2,122,658)
Sale of Common Stock	—	—	1,301,111	1,301	—	—	67,699	—	—	69,000
Common and preferred stock issued to satisfy accrued payroll to officers	—	—	—	—	—	—	—	—	—	—
Conversion of debt	—	—	4,426,091	4,426	—	—	239,074	—	—	243,500
Conversion of interest and fees	—	—	139,275	139	—	—	5,641	—	—	5,780
Common stock issued for marketing services	—	—	2,500,000	2,500	—	—	247,500	—	—	250,000
Derivative settled upon conversion of debt	—	—	—	—	—	—	151,434	—	—	151,434
Subscription deposits received	—	—	—	—	—	—	161,000	—	—	161,000
Net loss	—	—	—	—	—	—		(882,669)	—	(882,669)
BALANCE AT JUNE 30, 2020	3,780,976	$3,781	104,611,461	$104,611	—	$—	$10,605,882	$(12,838,887)	$—	$(2,124,613)
Sale of Common Stock	—	—	2,120,000	2,120	—	—	214,880	—	—	217,000
Conversion of debt	—	—	1,924,397	1,924	—	—	197,076	—	—	199,000
Conversion of interest and fees	—	—	58,757	59	—	—	4,341	—	—	4,400
Derivative settled upon conversion of debt	—	—	—	—	—	—	283,559	—	—	283,559
Subscription deposits received/used	—	—	—	—	—	—	(74,000)	—	—	(74,000)
Net loss	—	—	—	—	—	—		(480,619)	—	(480,619)
BALANCE AT SEPTEMBER 30, 2020	3,780,976	$3,781	108,714,615	$108,714	—	$—	$11,231,738	$(13,319,506)	$—	$(1,975,273)

See accompanying notes to the condensed financial statements (unaudited).

Energy and Water Development Corp.

Condensed Statement of Changes in Stockholders’ Deficit (Continued)

For the Three and Nine Months Ended September 30, 2021 and 2020

(unaudited)

									Accumulated
	Preferred Stock		Common Stock		Common Stock Subscriptions		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE AT DECEMBER 31, 2020	9,780,976	$9,781	123,316,886	$123,316	10,040,000	$1,504,000	$16,153,038	$(19,357,927)	—	$(1,567,792)
Sale of common stock	—	—	471,433	471	200,000	20,000	139,549	—		160,021
Common stock issued for services	—	—	500,000	500	—	—	164,500	—		165,000
Common stock issued to satisfy convertible loans payable	—	—	690,606	691	—	—	65,309	—		66,000
Common stock issued for interest and fees on convertible loans payable	—	—	38,690	39	—	—	3,402	—		3,441
Derivative liability settled upon conversion of loans payable	—	—	—	—	—	—	67,350	—		67,350
Common stock issued on subscriptions	—	—	10,040,000	10,040	(10,040,000)	(1,504,000)	1,493,960	—		—
Net loss	—	—	—	—	—	—	—	(434,052)		(434,052)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,501)	(2,501)
BALANCE AT MARCH 31, 2021	9,780,976	$9,781	135,057,615	$135,057	200,000	$20,000	$18,087,109	$(19,791,979)	$(2,501)	$(1,542,533)
Sale of common stock	—	—	2,091,662	2,092	1,562,322	212,100	238,908	—	—	453,100
Common stock issued on subscriptions	—	—	150,000	150	(150,000)	(15,000)	14,850	—	—	—
Net loss	—	—	—	—	—	—	—	(403,481)	—	(403,481)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,405)	(1,405)
BALANCE AT JUNE 30, 2021	9,780,976	$9,781	137,299,277	$137,299	1,612,322	$217,100	$18,340,867	$(20,195,460)	$(3,906)	$(1,494,319)
Sale of common stock	—	—	666,594	667	78,033	27,350	99,323	—	—	127,340
Common stock issued on subscriptions	—	—	1,612,322	1,612	(1,612,322)	(217,100)	215,488	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(502,055)	(10,027)	(512,082)
BALANCE AT SEPTEMBER 30, 2021	9,780,976	$9,781	139,578,193	$139,578	78,033	$27,350	$18,655,678	$(20,697,515)	$(13,933)	$(1,879,061)

See accompanying notes to the condensed financial statements (unaudited).

Energy and Water Development Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,339,588)	$(1,374,587)

Reconciliation of net loss to net cash used in operating activities
Amortization of debt discount and deferred financing costs	621,240	1,142,520
Depreciation expense	124	—
Change in fair value of derivative liability	(4,821)	(912,825)
Stock issued for services	165,000	250,000

Changes in operating assets and liabilities:
Inventory	(403,932)	—
Prepaid expenses and other current assets	(183,532)	(118,009)
Accounts payable and accrued expenses	196,462	15,247
Accrued management fees and due to officers	(68)	222,883
Due to affiliates	—	(4,959)

CASH USED IN OPERATING ACTIVITIES	(949,115)	(779,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,301)	—

NET CASH USED IN INVESTING ACTIVITIES	(4,301)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on convertible loans payable	369,500	416,000
Repayments of convertible loans payable	(95,500)	—
Proceeds from sale of stock	740,461	286,000
Proceeds from subscriptions	—	87,000

CASH PROVIDED BY FINANCING ACTIVITIES	1,014,461	789,000

Effect of exchange rate changes on cash	(13,933)	—

Net change in cash	47,112	9,270

Cash, beginning of period	12,047	—

Cash, end of period	$59,159	$9,270

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$28,864	$—
Cash paid for taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for interest and fees	$3,441	$12,800
Reclassification of common stock subscriptions to common stock	$1,736,100	$—
Common shares issued for conversion of loans payable	$66,000	$481,000
Increase in derivative liability	$730,280	$409,302
Derivative settled upon conversion of debt	$67,350	$458,933
Reclassification of equity to liability for derivatives	$—	$54,159
Right of use asset exchanged for lease liability	$79,214	$—
Common shares issued to satisfy related party liability	$—	$2,238,000

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

Certain reclassifications have been made in December 31, 2020 results to conform to the presentation used in September 30, 2021 including the reclassification of $10,040,000 from additional paid-in capital to common stock subscriptions on the condensed balance sheets and condensed statements of changes in stockholders’ deficit. These reclassifications had no effect on the reported results of operations of the Company or total equity.

Foreign currency translation

The United States dollar (“USD”) is the Company’s reporting currency. The Company has a branch located in Germany. The net sales generated, and the related expenses directly incurred from the operations, if any, are denominated in local currency, Euro (“EUR”). The functional currency of the subsidiary is generally the same as the local currency.

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

Cash

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has $62,541 and $12,047 cash at September 30, 2021 and December 31, 2020, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value using the first in, first out (FIFO) method. A reserve is established if necessary to reduce excess or obsolete inventories to their net realizable value.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include purchase deposits, miscellaneous prepaid expenses, value added tax receivable, and a security deposit.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, including assets acquired under capital leases or finance leases, are recorded over the shorter of the estimated useful life or the lease term of the applicable assets using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Certain capitalized software has been reclassified from property and equipment to intangibles and comparative periods have been adjusted accordingly. Maintenance and repairs are charged to expense as incurred. The estimated useful lives of the Company’s Property and Equipment are as follows:

Useful Life (in years)
Office equipment	5
Furniture and fixtures	7

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

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, our derivative liabilities as of September 30, 2021 and December 31, 2020, were $968,751 and $310,641, respectively and measured on Level 3 inputs.

Energy and Water Development Corp.

Notes to the Condensed Financial Statements (Unaudited)

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

For the three and nine months ended September 30, 2020, an aggregate of 2,200,000 stock options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive. These stock options expired as of September 30, 2021.

As discussed more fully in Note 7, convertible note holders have the option of converting their loans into common shares subject to the terms and features offered by the specific convertible notes. Some note holders were also granted purchase options to purchase additional shares subject to the features of each purchase option. If the convertible note holders of unexercised convertible notes exercised their conversion feature and the additional purchase options, they would represent 10,114,286 and 2,897,917 in additional common shares at September 30, 2021 and 2020, respectively. The potential shares from both the conversion feature and the rights to purchase additional shares were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. As of September 30, 2021 and December 31, 2020, unamortized deferred financing costs were $10,739 and $0, respectively and are netted against the related debt.

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

Customer deposit

The Company´s Distributor EAWC-TV, placed a $550,000 order for a solar powered atmospheric water generator (“AWG”) for one of its customers. EAWC-TV and the Company on December 13, 2019, agreed to accept a $303,742 reduction in the balance owed by EAWD to EAWC-TV as a deposit with EAWD related to this order. The deposit will be satisfied through delivery of the equipment when performance has occurred. The equipment was built in Germany. EAWC-TV has an unpaid balance on the equipment of $52,761, which represents the entire balance of the Company´s outstanding accounts receivables as September 30, 2021.

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

Energy and Water Development Corp.

Notes to the Condensed Financial Statements (Unaudited)

Note 4. Going Concern

The Company delivered its first equipment sale on December 26, 2020. The Company will recognize the sale for $550,000 net of costs of $350,000 and earning a $200,000 gross profit once the installation is complete. The next operational step to accomplish is to achieve sufficient sales volume to yield positive a net income. The Company has incurred operating losses since it began operations (December 2012) totaling $20,697,515 at September 30, 2021. During the three and nine months ended September 30, 2021, the Corporation incurred net losses of $502,055 and $1,339,588, respectively. The Company also incurred a working capital deficit of $1,923,626 at September 30, 2021.

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

Note 5. Accounts Receivable

At September 30, 2021 and December 31, 2020, accounts receivable was $52,761 and determined to be fully collectible.

Note 6. Inventory

The components of inventory at September 30, 2021, consisted of the following:

September 30, 2021
Work in progress	$399,581
Raw materials	4,351
Inventory, net	$403,932

Note 7. Deferred Cost

During the fourth quarter of 2020, the Company delivered its first equipment sale pursuant to an equipment sale agreement; however, the revenue and construction costs will not be recognized until the equipment is installed. The installation of the equipment has been deemed to be an unfulfilled performance obligation at September 30, 2021 and December 31, 2020. Deferred cost at both September 30, 2021 and December 31, 2020 was $350,000.

Note 8. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets at September 30, 2021 and December 31. 2020, consisted of the following:

	September 30, 2021	December 31, 2021
Purchase deposits	$125,135	$—
Miscellaneous prepaid expenses	294	14,184
Value added tax receivable	67,072	—
Security deposit	5,215	—
Prepaid expenses and other current assets	$197,716	$14,184

Energy and Water Development Corp.

Notes to the Condensed Financial Statements (Unaudited)

Note 9. Related Party Transactions

Due to officers

Amounts due to officers as of September 30, 2021 and December 31, 2020 are comprised of the following:

	2021	2020
	(Unaudited)
Ralph Hofmeier:
Unsecured advances due to officer	$18,482	$17,778
Accrued salaries	37,178	-
Total due to Ralph Hofmeier	55,660	17,778

Irma Velazquez:
Unsecured advances due to officer	(21,052)	66,898
Accrued salaries	50,000	-
Total due to Irma Velazquez	28,948	66,898
	$84,608	$84,676

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

Customer deposit

EAWC-TV functions as a distributor of EAWD product. In 2019, EAWC-TV, having secured EAWD’s first customer, has placed a $550,000 order for a solar powered atmospheric water generator (“AWG”) for one of its customers. EAWC-TV and the Company on December 13, 2019 agreed to accept a $303,742 reduction in the balance owed by EAWD to EAWC-TV as a deposit with EAWD related to this order. The deposit will be satisfied through delivery of the equipment when performance has occurred. The equipment was built in Germany.

In 2020, manufacture of the unit was delayed due to Covid-19 related issues. The Company and EAWC-TV agreed as it had done in 2019, to clear the outstanding balances in the D/T/F EAWC-TV and the outstanding balance it carried in its accounts payable account for administrative services, which it did on December 26, 2020 which resulted in an additional down payment of $193,497. EAWC-TV has an unpaid balance on the equipment of $52,761, which represents the entire balance of the Company’s outstanding accounts receivables as of both September 30, 2021 and December 31, 2020.

Investor deposit and officer compensation

On December 31, 2020, the Company recorded $1,500,000 as officer compensation and $4,000 in common stock subscriptions for stock issuance transactions in process. The $4,000 is part of a pending stock sale for 40,000 shares that has been funded were issued on January 20, 2021. The $1.5 million is part of the bonus payment to officers authorized on December 18, 2020. The shares were issued as of September 30, 2021.

Energy and Water Development Corp.

Notes to the Condensed Financial Statements (Unaudited)

As of September 30, 2021, the Company recorded $27,530 in common stock subscriptions for stock issuance transactions in process. The $27,350 is part of pending stock sales for 78,033 shares that has been funded and is waiting issuance to complete the sale.

Note 10. Property and Equipment, Net

The components of property and equipment at September 30, 2021 consisted of the following:

September 30,
2021
Office equipment	1,588
Furniture and fixtures	2,713
4,301

Note 11. Convertible Loans Payable

As of September 30, 2021 and December 31, 2020, the balance of convertible loans payable net of discount was $248,201 and $149,241, respectively. During the year ended December 31, 2020, the Company issued convertible loans in the aggregate principal amount of $468,500. The aggregate purchase price of the notes was $441,000 and the remaining $27,500 of principal represents the original issue discount. The notes bear interest between 0% and 8% per annum and all mature within one year. The embedded beneficial conversion feature in the notes meet the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $1,609,895 and was recorded as a discount of the note.

The convertible loans were issued in several different forms as discussed below. During the nine months ended September 30, 2021, the Company issued two convertible loans in the aggregate amount of $404,000. The notes bear interest at 8% per annum and all mature within one year. On October 21, 2021, the Maturity Date of the $304,000 loan was extended from March 25, 2022 to April 21, 2022. The embedded beneficial conversion features in the notes meet the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $968,751 and was recorded as a discount of the notes.

Amount
Balance of convertible loan payables, net of discounts on December 31, 2019	$243,923
Issuances of debt	468,500
Repayments	(66,000)
Amortization of debt discount	514,244
Debt discount	(440,426)
Conversions	(571,000)
Balance of convertible loan payables, net of discounts on December 31, 2020	$149,241
Issuances of debt	404,000
Repayments	(95,500)
Amortization of debt discount	273,699
Debt discount	(406,500)
Conversions	(66,000)
Deferred financing costs	(10,739)
Balance of convertible loan payables, net of discounts on September 30, 2021	$248,201

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

Energy and Water Development Corp.

Notes to the Condensed d Financial Statements (Unaudited)

Based on the various convertible notes described above, the fair value of applicable derivative liabilities on notes and change in fair value of derivative liability are as follows as of September 30, 2021 and December 31, 2020:

Total
Balance of derivative liability as of December 31, 2019	$413,795
Change due to issuances	1,609,895
Change due to exercise / redemptions	(455,576)
Change in fair value	(1,257,473)
Balance of derivative liability as of December 31, 2020	$310,641
Change due to issuances	730,280
Change due to exercise / redemptions	(67,350)
Change in fair value	(4,821)
Balance of derivative liability as of June 30, 2021	$968,751

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy at September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021	December 31, 2020
Stock price	$0.10	$0.07 – 1.20
Exercise price	$0.04 - 0.07	$0.04 – 0.20
Contractual term (in years)	0.4 - 0.6	0.01 - 1
Volatility (annual)	501 - 576%	125 - 424%
Risk-free rate	0.07%	0.08% - 1.46%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair Value measured at September 30, 2021
	Quoted prices in	Significant other	Significant
	active markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	September 30, 2021
Derivative liability	$—	$—	$968,751	$968,751
Total	$—	$—	$968,751	$968,751

Energy and Water Development Corp.

Notes to the Condensed Financial Statements (Unaudited)

	Fair value measured at December 31, 2020
	Quoted prices in	Significant other	Significant
	active markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Derivative liability	$—	$—	$310,641	$310,461
Total	$—	$—	$310,641	$310,461

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

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2021 and December 31, 2020.

During the three months ended September 30, 2021 and 2020, the Company recorded a loss of $178,673 and a gain of 694,096, respectively, and for the nine months ended September 30, 2021 and 2020, the Company recorded gains of $4,820 and $912,825, respectively, from the change in fair value of derivative liability.

Note 12. Leases

The Company’s leases do not provide an implicit rate that can be readily determined. Therefore, the Company uses discount rates based on the incremental borrowing rate of its current external debt of 8%.

The Company’s weighted-average remaining lease term relating to its operating leases is 1.50 years, with a weighted-average discount rate of the 8.00%.

The Company incurred lease expense for its operating leases of $10,813 and $0, which was included in general and administrative expenses in the condensed statements of operations and comprehensive loss for the three ended September 30, 2021 and 2020, respectively, and $21,885 and $0 for the nine months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021 and 2020, the Company made cash lease payments of $10,813 and $0, and for the nine months ended September 30, 2021 and 2020, the Company made cash lease payments in the amount of $21,885 and $0, respectively. At September 30, 2021, the operating lease right-of-use asset was $61,583, the current portion of operating lease liability was $40,389, and the operating lease liability, net of current portion was $21,195.

The following table presents information about the future maturity of the lease liability under the Company’s operating leases as of September 30, 2021.

Maturity of Lease Liability	Amount
2021	$10,846
2022	43,383
2023	11,299
Thereafter	—
Total undiscounted lease payments	65,528
Less: Imputed interest	3,944
Present value of lease liabilities	$61,584
Remaining lease term (in years)	1.50

Energy and Water Development Corp.

Notes to the Condensed Financial Statements (Unaudited)

Note 13. Stockholders’ Deficit

Preferred Stock

Authorized: 500,000,000 shares of voting preferred stock with a par value of $0.001.

Common Stock

Authorized: 1,000,000,000 shares of voting common stock with a par value of $0.001.

During the three months ended March 31, 2021 the Company engaged in the following equity events:

•	471,433 common shares issued for $160,021 for the sale of shares,
•	500,000 common shares issued for $165,000 in marketing and consulting,
•	690,606 common shares were issued for $66,000 to convertible note holder is satisfaction of their notes,
•	38,690 common shares were issued for $3,441 to pay interest and fees,
•	10,000,000 common shares were issued for $1,500,000 to our CEO as a compensation bonus, and
•	40,000 common shares were issued for $4,000 for sales of shares.

During the three months ended June 30, 2021 the Company engaged in the following equity events:

•	2,241,662 common shares were issued for $453,100 for the sale of shares.

During the three months ended September 30, 2021, the Company engaged in the following equity events:

•	2,278,916 common shares were issued for $127,340 for the sale of shares.

Note 14. Stock Option Plan

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

A summary of information regarding the Corporation’s common stock options outstanding is as follows:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Outstanding at December 31, 2019	2,200,000	$0.10	2.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2020	2,200,000	0.10	1.0
Issued	—	—	—
Expired	(2,200,000)	—	—
Outstanding at September 30, 2021	—	$—	—

The above outstanding options were granted on January 1, 2012, to a former executive of the Company. The options were fully vested and exercisable at December 31, 2016. Accordingly, during the three and nine months ended September 30, 2021 and 2020, the Corporation did not recognize any stock-based compensation expense on stock options.

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

Note 15. Commitments and Contingencies

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

Lease

Our registered office is located at 7901 4th Street N STE #4174, St. Petersburg, Florida 33702. Our telephone number is +1 (727) 677-9408. Office services are contracted for on a month-to-month basis in this Address. In October 2020, the Company established its official registered Branch in Hamburg Germany; the office Address until March 31, 2021 was Offakamp 9f- 2.17. On April 1, 2021, the Company entered into two lease agreements for a workshop located at Industriestraße 17, 25462 Relligen and an office located at Ballindam 3 20095 Hamburg, Germany. Our Telephone number is +49 40 809081354. Rent expense in the three months ending September 30, 2021 and 2020 amounted to $17,472 and $0, respectively, and for the nine months ended September 30, 2021 and 2020 rent expense amounted to $37,552 and $0, respectively.

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

CocoGrove – Case No. 09-81555 CA 21 in Miami-Dade County, Florida. The nature of the litigation was for breach of a lease agreement. This case is concluded with a judgement against the Company on July 7, 2010 for $84,393 plus 6% interest which as of September 30, 2021 interest had accrued to $57,870. There have been no efforts to seek collection of this judgement. Management intends to settle this judgement when it is in a financial position to make a payment.

Note 16. Subsequent Events

On October 13, 2021, the Company sold 33,333 shares of its common stock to 1 investor raising $5,000.

On November 4, 2021 and November 10, 2021, the Company completed two conversions of our outstanding convertible debt by exchanging $163,110 cash for retiring $154,000 in convertible debt along with $9,110 in interest for a total of 3,908,385 common shares.

On November 9, 2021, the Company established an official Subsidiary of EAWD in Germany to ensure the company is positioned to service its growing business in one of the EU’s most environmentally progressive countries.

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended September 30, 2021 Compared to the Three Months ended September 30, 2020

Revenue

During the fourth quarter of 2020, EAWD delivered its first equipment sale pursuant to an equipment sale agreement; however, the revenue of $550,000 along with the associate $350,000 of construction costs will not be recognized until the equipment is installed. The installation of the equipment has been deemed to be an unfulfilled performance obligation. The sales agreement, as amended states that EAWD will complete the equipment installation upon notice from the buyer of the final location of the system. Due to the COVID 19 situation in Mexico, the installation has been delayed. For both the three months ended September 30, 2021 and 2020, we generated no revenue.

General and Administrative Expense

General and administrative expense decreased by $34,131 to $207,876 for the three months ended September 30, 2021 from $242,007 for the three months ended September 30, 2020.

The decrease in general and administrative expenses was primarily due to a reduction in management fees to affiliate by $78,148 as the contract with EAWC-TV was terminated as of December 31, 2020 and a reduction in professional fees of $12,878 as a result of lower accounting fees, litigation fees, legal fees and SEC matters, and a reduction in salary expense by $12,878. Those decreases were offset by an increase in rent expense and travel and entertainment of $37,552 and $13,696, respectively.

Other Income (Expense)

Other income (expense) increased expense by $66,569 from a $227,610 net expense (2020) to a $294,179 net expense (2021) primarily as a result of a reduction of interest expense of $806,200 as a result of reduced interest and amortization of debt discount, offset by an increase in the loss on the fair value of derivative liabilities by $872,769.

Net Loss

Net loss increased by $21,436 to a $502,055 net loss for the three months ended September 30, 2021 from a $480,619 net loss for the three months ended September 30, 2020. This increase in net loss was attributable to the net increases and decreases as discussed above.

Results of Operations for the Nine Months ended September 30, 2021 Compared to the Nine Months ended September 30, 2020

Revenue

During the fourth quarter of 2020, EAWD delivered its first equipment sale pursuant to an equipment sale agreement; however, the revenue of $550,000 along with the associate $350,000 of construction costs will not be recognized until the equipment is installed. The installation of the equipment has been deemed to be an unfulfilled performance obligation. The sales agreement, as amended states that EAWD will complete the equipment installation upon notice from the buyer of the final location of the system. Due to the COVID 19 situation in Mexico, the installation has been delayed. For both the nine months ended September 30, 2021 and 2020, we generated no revenue.

General and Administrative Expense

General and administrative expense decreased by $348,733 to $670,707 for the nine months ended September 30, 2021 from $1,019,440 for the nine months ended September 30, 2020.

The decrease in general and administrative expenses was primarily due to a reduction in management fees to affiliate by $276,221 as the contract with EAWC-TV was terminated as of December 31, 2020, a reduction in professional fees of $83,500 as a result of lower accounting fees, litigation fees, legal fees and SEC matters, and a reduction in website expense of $250,289 as we purchased web services and research materials in 2020. These decreases were offset by an increase in marketing expense of $168,832, as we entered into a new agreement with a consulting firm to provide marketing services, and increases in rent expense of $37,552 and an increase in travel and entertainment by $13,663, respectively.

Other Income (Expense)

Other income (expense) increased expense by $324,736 from $344,145 of expense (2020) to $668,881 of expense (2021) primarily as a result of a $583,269 decrease in interest expense related to the issuance of debt instruments which incurred interest and resulted in amortization of debt discount, offset by a $908,005 decrease in the gain in the fair value of derivatives.

Net Loss

Net Loss decreased by $34,999 to a $1,339,588 net loss for the nine months ended September 30, 2021 from a $1,374,587 net loss for the nine months ended September 30, 2020. This increase in net loss was attributable to the net increases and decreases as discussed above.

LIQUIDITY and CAPITAL RESOURCES

We had $59,159 cash and a working capital deficit of $1,923,626 at September 30, 2021. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties discussed more fully below.

We have sustained operating losses since our operations began. At September 30, 2021, we had an accumulated deficit of $20,697,515. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining more project contracts, among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

We have satisfied our cash and working capital requirements in the nine months ended September 30, 2021, through the issuance of convertible loans and the sale of common stock. During the nine months ended September 30, 2021, the Company issued $404,000 of convertible loans with a variable vested conversion feature. Refer to Note 7 of the financial statements for more information. In two individual transactions ranging from February 9, 2021 to March 25, 2021, the Company secured interim financing. The notes provide for interest at 8% per annum and require all interest and principal be repaid in one year.

Comparison of Cash Flows for the Nine Months Ended September 30, 2021 (2021) and September 30, 2020 (2020)

Cash Flows from Operating Activities

We used $949,115 of cash in our operating activities in 2021 compared to $779,730 used in 2020. The increase in cash used of $169,385 is due primarily to a $506,232 net reduction in working capital components to $391,070 for 2021 compared to increases of $115,162 in 2020 and a $336,847 net increase in the reconciliation of net loss to net cash used in operating activities.

Cash Flows from Investing Activities

We used $4,301 of cash to purchase property and equipment for the nine months ended September 30, 2021. No cash was used or provides from our investing activities in 2021 or 2020.

Cash Flows from Financing Activities

We received $1,014,461 (2021) and $789,000 (2020) in cash provided from financing activities. The net increase of $225,461 is due primarily to a a $455,461 increase in proceeds from the sale of subscriptions and common stock, offset by a $46,500 decrease in financing through issuance of convertible loans, a $95,500 decrease due to payments of convertible loans payable and a $87,000 decrease in proceeds from subscriptions.

Financial Position

Total Assets – At September 30, 2021, the Company had $1,129,328 representing $59,159 in cash, $52,761 in accounts receivable, $403,932 in inventory, $350,000 in deferred cost, $197,716 in prepaid expenses and other current assets, $4,177 in property and equipment, and $61,583 in operating lease right-of-use assets.

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

GOING CONCERN

The Company delivered its first equipment sale on December 26, 2020. The Company will recognize the sale for $550,000 net of costs of $350,000 and earning a $200,000 gross profit once the installation is complete. The next operational step to accomplish is to achieve sufficient sales volume to yield positive a net income. The Company has incurred operating losses since it began operations (December 2012) totaling $20,697,515 at September 30, 2021. During the three and nine months ended September 30, 2021, the Corporation incurred net losses of $502,055 and $1,339,588, respectively. The Company also incurred a working capital deficit of $1,923,626 at September 30, 2021.

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

ADDRESSING CHALLENGS POST-COVID-19

As of November 1, 2021, the cumulative number of cases reported globally is now over 247 million and the cumulative number of deaths is just over 5.0 million (WHO) and has caused the worst global economic contraction of the past 80 years (IMF). The concerted global efforts achieved the development of vaccines that have helped to reduce a person´s risk of contracting the virus. However, as the COVID-19 pandemic continues to evolve, the disruptions due to COVID 19 could continue causing a materially and adversely affect our business, financial condition and results of operations. If the corona virus cannot get under control and or worsens in any regions in which we have material operations or sales, our business activities originating from affected areas, including sales, manufacturing and supply chain related activities, could be adversely affected. Disruptive activities could include the temporary closure of our manufacturing facilities and those used in our supply chain processes, restrictions on the export or shipment of our products, significant cutback of ocean container delivery from Germany, business closures in impacted areas, and restrictions on our employees’ and consultants’ ability to travel and to meet with customers. The extent to which COVID-19 impacts our results will depend on future developments, which still uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus variants and the actions to contain it or treat its impact, among others. COVID-19 could also continue to result in social, economic and labor instability in the countries in which we or our customers and suppliers operate.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of December 31, 2020. This evaluation was carried out by our Principal Executive Officer and our Principal Finance Officer. Based on that evaluation, our Principal Executive Officer and our Principal Finance Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that, as of September 30, 2021, our disclosure controls and procedures were not effective:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

CocoGrove – Case No. 09-81555 CA 21 in Miami-Dade County, Florida. The nature of the litigation was for breach of a lease agreement. This case is concluded with a judgement against the Company on July 7, 2010 for $84,393 plus 6% interest which as of September 30, 2021 interest had accrued to $57,870. There have been no efforts to seek collection of this judgement. Management intends to settle this judgement when it is in a financial position to make a payment.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued the following common shares during the nine months ended September 30, 2021:

•	2,713,095 common shares issued for $613,122 for the sale of shares,
•	500,000 common shares issued for $165,000 in marketing and consulting,
•	690,606 common shares were issued for $66,000 to convertible note holder is satisfaction of their notes,
•	38,690 common shares were issues for $3,441 to pay interest and fees,
•	10,000,000 common shares were issued for $1,500,000 to our CEO as a compensation bonus,
•	40,000 common shares were issued for $4,000 for sales of shares,
•	2,241,662 common shares were issued for $453,100 for the sale of shares, and
•	2,278,916 common shares were issued for $127,340 for the sale of shares

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

Energy and Water Development Corp.

Date: November 15, 2021	By:	/s/ Ralph Hofmeier
Ralph Hofmeier
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph Hofmeier	President, Chief Executive Officer, Director, and	November 15, 2021
Ralph Hofmeier	Chairman (Principal Executive Officer)

/s/ Irma Velazquez	Chief Operating Officer (Principal Financial Officer and	November 15, 2021
Irma Velazquez	Principal Accounting Officer), Director and Vice-Chairman

