Form 10-K
period 2021-12-31
Energy & Water Development Corp
filed 2022-04-14
CIK 1563298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-56030

ENERGY AND WATER DEVELOPMENT CORP.

 (Exact Name of Registrant as Specified in Its Charter)

Florida	30-0781375
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7901 4th Street N, STE #4174, St Petersburg, Florida 33702

(Address of Principal Executive Offices, including Zip Code)

Tel No.: 727-677-9408

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☒

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $41,992,600 based on the closing price of $ 0.31 for the registrant’s common stock as quoted on the OTC QB Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The number of shares outstanding of the registrant’s classes of common stock as of April 12, 2022 was 172,613,201 shares.

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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Other important factors that we think could cause our actual results to differ materially from expected results are summarized below, including the still ongoing impact of the current outbreak of the novel coronavirus ("COVID-19"), on the U.S., regional and global economies, the U.S. sustainable energy market, and the broader financial markets. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described in this Form 10-K and in our subsequent filings under the Exchange Act. Other factors besides those listed could also adversely affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally, uncertainty regarding the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the global economy and economic activity, including the timing of the successful distribution of an effective vaccine.

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

ii

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

iii

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

The Business

We are an engineering services company formed as an outsourcing green tech platform, focused on sustainable water and energy solutions.

•	EAWD builds water and energy systems out of already-existing, proven technologies, utilizing our technical know-how to customize solutions to our clients’ needs.
•	The Company offers design, construction, maintenance and specialty consulting services to private companies, government entities and non-government organizations (NGOs).

In view of the increased world-wide demand for water and energy, our business goals are focused on sustainable water generation and green energy production. To accomplish this, we set out to establish an outsourcing green tech platform, providing engineering and technical consultation services to design the most sustainable technological solutions that can provide water and energy. We also intend to secure all required technical, maintenance, education, and training related to the identified technology solutions. To this end the Company has sought potential collaboration with green tech research and development centers in Europe and has established a subsidiary in Hamburg Germany, where we have started to assemble the patent filed innovative Self Sufficient Power Supply Atmosphere Water Generation Systems (eAWGs).

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

We continue to be a development stage company. The Company presently assembles its patent filled eAWGs at its workshop in Germany and outsources most of its engineering and technical services as well as services relating to the promotion, selling, and distribution of the identified technological solutions. We presently have only six employees, from those; Mr. Hofmeier, is our President, Chief Executive Officer, Chairman of the Board, and a significant stockholder, and Ms. Velazquez, is our Chief Operating Officer, Vice-Chairman, and a significant stockholder.

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

Our Business Relationships

Agreements with EAWC Tecnologias Verdes, S.A. (“EAWC-TV”)

Pursuant to a Management and Administrative Services Agreement (the “MASA”) between the Company and EAWC Tecnologias Verdes, SA (“EAWC-TV”) dated January 1, 2017, during the fiscal year ended December 31, 2020, back-end management and administrative services were provided to the Company by EAWC-TV, a privately-owned Mexican company. The Company agreed to pay EAWC-TV $25,000 per month pursuant to the MASA. The MASA was terminated effective January 1, 2021. All administrative services previously provided by EAWC-TV will be provided internally by the Company´s subsidiary in Germany. EAWC-TV remains the Company’s exclusive distributor for Mexico and Latin America, pursuant to a distribution agreement dated July 17, 2015.

Mr. Hofmeier, our President, Chief Executive Officer, Chairman of the Board and a significant stockholder, owned 5% of EAWC TV. On December 17, 2021 Mr. Hofmeier sold its 5% to an external third party.

Mr. Hofmeier did not hold any management or other personnel position with EAWC-TV.

Our Vision

The Global Atmospheric Water Generator Market size was estimated at USD 959.85 million in 2020, it was expected to reach USD 1,074.01 million in 2021, and is projected to grow at a CAGR of 14.36% to reach USD 2,147.48 million by 2026.

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

Our Products

The technological solutions offered by our Company are the following:

Self Sufficient Power Supply Atmosphere Water Generation System (eAWGs) & Aqua Mission Systems

Today, atmosphere water generators (AWGs) are standard equipment in many places; however, operating AWGs requires high amounts of energy that is often not available in the places where they are needed most, making the price for the generated water very high.  Our innovative patent filled eAWGs are designed to have an internal power supply and ability to generate power.  Our eAWG system produces sufficient quantities of potable water even in very dry and hot climate conditions and can be scaled to almost any size, community, and/or population. Presently, AWGs are largely used in Asian and African countries. The majority of manufacturers of AWGs, which rely on dehumidifying, are located in China. Almost every U.S. based AWG brand is also supplied by manufacturers in China.

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

Our eAWG with an internal power supply works by first inhaling large volumes of air, then cooling the air down to the dew point, and finally collecting, filtering, and mineralizing the resulting condensed water. Through this process, pure drinking water is created that meets the quality standards of the World Health Organization (WHO). In regions with high temperatures and high humidity levels, a single system Type I can generate up to 10,000 liters or 3,000 gallons of water per day. Our eAWGs line starts at 3,000 gallons/day and can expand the water supply to ONE acre-feet/day, (300,000 gallons or 1.2 Millon liter) which we believe, in effect, is essentially the ability to produce an unlimited supply of water. As a certified vendor of the United Nations Marketplace, EAWD is introducing the eAWGs to the UN with the hopes of initially supplying them to large refugee camps around the world in need of fresh water.

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

Energy Storage and charging Solutions - a highly capable Solar powered and Battery Management System (BMS) that allows controlled and optimized battery cell management and charging mobile stations.

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

Employees

As of December 31, 2021, we had six full-time employees. Over time, we will be required to hire employees or continue to engage independent contractors in order to execute the projects necessary to grow and develop the business. These decisions will be made by our officers and directors, if and when appropriate. We work with 34 commission-based agents and distributors to promote and sell the Company’s technology solutions. These agents and distributors are independent contractors with whom we have contractual relationships and are compensated solely based on commission.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our registered office is located at 7901 4th Street N STE #4174, St. Petersburg, Florida 33702. Our telephone number is +1 (727) 677-9408. Office services are contracted for on a month-to-month basis in this address. Since October 2020, the Company had an official registered Branch, which became an officially registered subsidiary in Hamburg Germany; the office address Bellindam 3, 20095 Hamburg.  Our Telephone number is +49 40 809 08 1354.

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

CocoGrove – Case No. 09-81555 CA 21 in Miami-Dade County, Florida. The nature of the litigation was for breach of a lease agreement. This case is concluded with a judgement against the Company on July 7, 2010 for $84,393 plus 6% interest which as of December 31, 2021 interest had accrued to $59,136. There have been no efforts to seek collection of this judgement. Management intends to settle this judgement when it is in a financial position to make a payment.

Due to the nature of the Company's business, the Company may at times be subject to claims and legal actions. The Company accrues liabilities when it is probable that future costs will be incurred, and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. Except as set forth above, as of December 31, 2021 we are not currently subject to any legal proceedings, nor to the knowledge of management are any legal proceedings threatened that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTCQB tier of the OTC Market under the symbol “EAWD” There is currently a limited market for our common stock and the volume of our common stock traded on any day may vary significantly from one day to another. Trading in stock quoted on the OTC Market’s OTCQB is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. The availability of buyers and sellers represented by this volatility could lead to a market price for our common stock that is unrelated to operating performance. Moreover, the OTC Market’s OTCQB is not a stock exchange, and trading of securities quoted on the OTC Market’s OTCQB is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ. There is no assurance that there will be a sufficient market in our stock, in which case it could be difficult for our stockholders to resell their shares.

On April 12, 2022 , the closing price of our common stock was $0.21 per share as reported on the OTC QB Market maintained by OTC Markets Group, Inc.

The following table sets forth for the respective periods indicated the prices of our common stock in this market as reported and summarized by the OTC Markets. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	HIGH	LOW
Fiscal Year 2021:
First Quarter	$0.76	$0.15
Second Quarter	$0.45	$0.17
Third Quarter	$0.59	$0.05
Fourth Quarter	$1.00	$0.0001

Fiscal Year 2020:
First Quarter	$0.22	$0.07
Second Quarter	$0.18	$0.05
Third Quarter	$1.60	$0.09
Fourth Quarter	$0.19	$0.09

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

Holders

As of December 31, 2021, we had 796 record holders of our common stock, holding 143,840,643 shares of common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of bank, brokers and other nominees.

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

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2021 and 2020, the Company issued $404,000 and $468,500 in convertible debentures, respectively. The holders of certain of such instruments had the option to convert these convertible debentures into the Company’s common stock at conversion prices ranging from $0.01 to $0.20.  The remaining holders of convertible instruments at December 31, 2021 have convertible instruments with variable conversion rates.

During 2021 and 2020, holders of convertible debentures exercised their conversion options on convertible debentures amounting to $270,000 and $571,000, respectively in exchange for 4,671,167 and 8,334,361 shares of common stock, respectively.

During the year ended December 31, 2021, the Company engaged in the following equity events:

•	5,065,344 common shares issued for $718,113 for the sale of shares,
•	10,000,000 common shares issued to officers for accrued salary,
•	500,000 common shares issued for $165,000 in marketing and consulting,
•	4,671,167 common shares were issued for $270,000 to convertible note holder is satisfaction of their notes,
•	287,246 common shares were issued for $15,355 to pay interest and fees,

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introductory Statement

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2021 and 2020 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report.  This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Addressing challenges post-COVID-19 and current war in Ukraine.

COVID-19 is an incomparable global public health emergency that has affected almost every industry and has caused the worst global economic contraction of the past 80 years (IMF). The concerted global efforts achieved the development of vaccines that have helped to reduce a person´s risk of contracting the virus. However, the current war in Ukraine lead us as well to considering the changes in consumer behavior and demand, purchasing patterns, re-routing of the supply chain, dynamics of current market forces, and the significant interventions of governments; Disruptive activities could include the temporary closure of our manufacturing facilities and those used in our supply chain processes, restrictions on the export or shipment of our products, significant cutback of ocean container delivery from Germany, business closures in impacted areas, and restrictions on our employees’ and consultants’ ability to travel and to meet with customers. The extent to which COVID-19 impacts our results will depend on future developments, which still uncertain and cannot be predicted, including new information which may emerge concerning the severity of the current conflict as well as virus variants and the actions to contain it or treat its impact, among others. COVID-19 and the war in Ukraine could also continue to result in social, economic and labor instability in the countries in which we or our customers and suppliers operate.

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

Risks and Uncertainties – The Company’s business could be impacted by price pressure on its product manufacturing, acceptance of its products in the marketplace, new competitors, changes in federal and/or state legislation and other factors and new technology. If the Company is unsuccessful in securing adequate liquidity, its plans may be curtailed. Adverse changes in these areas could negatively impact the Company’s financial position, results of operations and cash flows.

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

As of December 31, 2021, and 2020, the Corporation does not believe any uncertain tax positions exist that would result in the Corporation having a liability to the taxing authorities. The Corporation’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the statement of operations. The Corporation’s tax returns for the years ended 2012 through 2020 are subject to examination by the federal and state tax authorities. The Corporation’s tax returns for the tax year ended 2021 have not been filed.

We record our provision for income taxes in our consolidated statements of operations and comprehensive loss by estimating our taxes in each of the jurisdictions in which we operate. We estimate our actual current tax exposure together with assessing temporary differences arising from differing treatment of items recognized for financial reporting versus tax return purposes. These differences result in deferred tax assets, which are included in our balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations and comprehensive loss become deductible expenses under applicable income tax laws, or loss or credit carry forwards are utilized. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amount expected to be realized.

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

To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. During the year ended December 31, 2021, the Company recognized $550,000 in revenue as a result of meeting the above criteria.

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

Recent Accounting Pronouncements

On January 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s consolidated financial statements and disclosures.

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), which will clarify and reduce diversity in practice. Specifically, the new standard includes a recognition model comprising four categories of transactions and corresponding accounting treatment for each category. The category that would apply to a modification or an exchange of an equity-classified warrant would depend on the substance of the modification transaction (e.g., a financing transaction to raise equity versus one to raise debt). This recognition model is premised on the idea that the accounting for the transaction should not differ from what it would have been had the issuer of the warrants paid cash instead of modifying the warrants. ASU 2021-04 will be effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. Early adoption is permitted. This ASU will be applied prospectively to modifications or exchanges occurring on or after the effective date of the ASU. We adopted ASU 2021-04 on January 1, 2022. Adoption of this standard had no material impact on our consolidated financial statements.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

Comparison of the fiscal years ended December 31, 2021 and December 31, 2020

Revenue

During the year ended December 31, 2021, the Company recognized $550,000 of revenue that was previously deferred in 2020, pending the inspection of equipment pursuant to a sales agreement. For the fiscal year 2020, we generated no revenue.

Cost of equipment sold

The equipment sold was manufactured by third-party fabricators in accordance with EAWD’s specifications at a cost to EAWD of $350,000, which was recognized along with the revenue during the year ended December 31, 2021. No costs were recognized in fiscal year 2020.

Gross profit

EAWD recognized a gross profit of $200,000 from the sale of equipment as discussed above for the year ended December 31, 2021, upon recognition of revenue. The Company had no gross profit for the year ended December 31, 2020.

General and Administrative Expense

General and administrative expense decreased by $6,021,949 or 84.1% to $1,137,795 for the year ended December 31, 2021 from $7,159,744 for the year ended December 31, 2020. The following discussion provides further explanation of the change in each item.

The largest element of change was a decrease in officer’s salaries by $5,699,268 or 95% to $300,732 as compared to $6,000,000 for the year ended December 31, 2020.The decrease resulted primarily from the two following events.  To begin, in the first quarter of 2020 the Company issued a combination of common and preferred stock whose value totaled $1,175,000 for our CEO and $1,063,000 for our COO in satisfaction of accrued salary accumulated during the previous years.  In addition, during the fourth quarter of 2020 the Company issued a combination of common and preferred stock whose value totaled $2,850,000 for each of our CEO and COO as a bonus for among other things, successful structuring the Company’s first equipment sale.  The Company also issued preferred stock whose value totaled $300,000 for both our CEO and COO as settlement of unpaid accrued salaries.

Additionally, the decrease in general and administrative expenses was primarily due to a reduction in management fees to affiliate by $325,000 as the contract with EAWC-TV was terminated as of December 31, 2020 and a reduction in professional fees of $118,499 as a result of lower accounting fees, litigation fees, legal fees and SEC matters. Those decreases were offset by an increase in marketing expense and travel and entertainment of $154,490 and $22,920, respectively, as a result of the Company’s efforts to increase branding and outreach.

Other Income

Other income (expense) increased expense by $1,666,631 from a $433,040 net expense (2020) to a $2,099,671 net expense (2021) primarily as a result of a reduction of interest expense of $860,108 as a result of reduced interest and amortization of debt discount, offset by an increase in the loss on the fair value of derivative liabilities by $2,526,739.

Net Loss

Net loss decreased by $4,555,318 to $3,037,466 for the year ended December 31, 2021, when compared to $7,592,784 for the year ended December 31, 2020. As discussed above, this decrease was primarily attributable to the compensation bonus and conversion of accrued salary into stock and increase in general and administrative expenses in 2020 along with revenue recognized in 2021, partially offset by the increase in other expense in 2021.

Liquidity and Capital Resources

We had cash of $589,668 and a working capital deficit of $757,053 at December 31, 2021. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties discussed more fully below.

We have sustained operating losses since we began our operations in 2012. At December 31, 2021, we had an accumulated deficit of $22,395,393. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining project contracts, among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

We also satisfied our cash and working capital requirements in 2021, through the sale of common stock , the issuance of convertible debentures, and the first sale of product. During the years ended December 2021 and 2020, the Company issued $404,000 and $466,000, respectively, in convertible debentures. The holders of certain of such instruments had the option to convert these convertible debentures into the Company’s common stock at conversion prices ranging from $0.01 to $0.20.  The remaining holders at December 31, 2021 have convertible instruments with variable conversion rates. During 2021, holders of convertible debentures exercised their conversion options on convertible debentures amounting to $285,355 of principal and accrued interest in exchange 4,958,413 shares of common stock. The remaining convertible debentures at December 31, 2021 had all converted or been paid by February 1, 2022.

Comparison of Cash Flows for the Years Ended December 31, 2021 and December 31, 2020

Cash Flows from Operating Activities

We used $1,556,268 of cash in our operating activities in 2021 compared to $869,393 used in 2020. The increase in cash used of $686,875 includes a net loss of $3,037,466, offset by non-cash expenses of $2,204,699 principally related to amortization of debt discount and deferred financing costs of $770,134, depreciation expense of $299, change in fair value of derivative liability of $1,269,266, and common stock issued for services of $165,000, as well as cash used in working capital items in the amount of $723,501 principally related to an increase in inventory of $204,533, an increase of prepaid expenses and other current assets of $435,150, a decrease in due to related party of $28,929, and a decrease in accrued management fees and due to officers of $70,482, offset by a decrease in deferred cost of $350,000 and an increase in accounts payable and accrued expenses of $218,096.

Cash Flows from Investing Activities

We used $4,299 of cash to purchase property and equipment for the year ended December 31, 2021. No cash was used or provided from our investing activities in 2020.

Cash Flows from Financing Activities

We received $2,162,208 and $881,440 in cash from financing activities in 2021 and 2020, respectively. Cash flow from financing activities of $2,162,208 is primarily due to increased financing in 2021 through $1,888,208 in proceeds from the sale of shares and subscriptions to purchase common shares and $369,500 in proceeds from convertible loans payable, offset by repayments of convertible loans payable in the amount of $95,500.

Financial Position

Total Assets – At December 31, 2021, the Company had $1,326,738 total assets representing $589,668 in cash, $55,169 in accounts receivable, $196,553 in inventory, $432,082 in prepaid expenses and other current assets, $3,834 in property and equipment, and $49,432 in operating lease right-of-use assets.

PLAN OF OPERATION AND FUNDING

We expect to  generate more revenues which should, grow in time and lead to a positive cash flow.  In the near future, we expect that working capital requirements will continue to be funded through lines of credit, convertible loans and/or further issuances of other securities in sufficient quantities that we will be able to meet our working capital requirement from these possible sources. Additional issuances of equity or convertible debt will result in dilution to our current shareholders.

We seek to focus on three main aspects of the water and energy business: (1) generation, (2) supply, and (3) maintenance. We seek to assist private companies, government entities and  NGO’s to build profitable and sustainable supplies/generation capabilities of water and energy as required, by selling them the required technology or technical service to enhance their productivity/operability. With its outsourced technical arm and its commission-based global network of vendors, the Company expects to create sustainable added value to each project it takes on while generating revenue from its engineering and technical consultancy services, project management, sale of our patent filed Self Sufficient Power Supply Atmosphere Water Generation Systems (eAWGs) Solar Energy Generation Systems and Energy Management Systems, royalties from the commercialization of energy and water in certain cases, and revenues from the licensed innovated technologies.

Through our BlueTech Alliance for Water Generation established in December 2020, we have state-of the art technology partners, technology transfer agreements, and technology representation agreements in place relating to aspects of renewable energy and water supply. These unique key relationships offer important selling features and capabilities that differentiated EAWD from its competitors.

The Company plans to generate revenue from its engineering and technical consultancy services, project management, sale of our Patent filed Self Sufficient Power Supply Atmosphere Water Generation Systems (eAWGs), Solar Energy Generation Systems, and Energy Management Systems, royalties from the commercialization of energy and water in certain cases, and revenues from the licensed innovated technologies.

Material Commitments

Employment Agreements

The Company entered into employment agreements with each of Mr. Hofmeier, its President, Chief Executive Officer and Chairman of the Board, and Ms. Velazquez, its Chief Operating Officer and Vice-Chairman (together, the “Employment Agreements”), effective January 1, 2012. Under the Employment Agreements, the Company agreed to pay each of Mr. Hofmeier and Ms. Velazquez an annual base salary of $125,000 during the first year and $150,000 during the second year and forward. Any increase to the annual base salary after the second year is subject to approval by the company’s Board of Directors. Each Employment Agreement has an initial term of ten (10) years and is automatically renewed for successive one-year terms unless either party delivers timely notice of its intention not to renew. The Company also entered into employment agreement with 4 other employees, effective on the 3rd quarter of 2021.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Related Party Transactions

Due to officers

Amounts due to officers as of December 31, 2021 and 2020 are:

	2021	2020
Ralph Hofmeier:
Unsecured advances due to officer	$—	$17,778
Accrued salaries	17,485	—
Total due to Ralph Hofmeier	17,485	17,778
Irma Velazquez:
Unsecured advances due to officer	—	66,898
Accrued salaries	—	—
Total due to Irma Velazquez	—	66,898
	$17,485	$84,676

Unsecured advances due to officers represent unreimbursed company expenses paid by the officers on behalf of the Company and accrued salaries. These net advances are non-interest bearing and are due on demand.

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

Customer deposit

EAWC-TV functions as a distributor of EAWD product. In 2019, EAWC-TV, having secured EAWD’s first customer, has placed a $550,000 order for a solar powered atmospheric water generator (“AWG”) for one of its customers. EAWC-TV and the Company on December 13, 2019 agreed to accept a $303,742 reduction in the balance owed by EAWD to EAWC-TV as a deposit with EAWD related to this order. The deposit was satisfied through delivery of the equipment when performance has occurred. The equipment was built in Germany.

In 2020, manufacture of the unit was delayed due to Covid-19 related issues. The Company and EAWC-TV agreed as it had done in 2019, to clear the outstanding balances in the D/T/F EAWC-TV and the outstanding balance it carried in its accounts payable account for administrative services, which it did on December 26, 2020 which resulted in an additional down payment of $193,497. EAWC-TV has an unpaid balance on the equipment of $52,761, which represents a majority of the balance of the Company’s outstanding accounts receivables as of both December 31, 2021 and 2020.

Going Concern Qualification

During the year ended December 31, 2021, pursuant to an equipment sale agreement, the Company recognized revenue of $550,000 for a sale of equipment, along with $350,000 for the cost of construction, earning $200,000 gross profit. The next step to accomplish is to achieve sufficient sales volume to yield positive a net income. The Company has incurred operating losses since it began operations (December 2012) totaling $22,395,393 at December 31, 2021. During the year ended December 31, 2021, the Company incurred net losses of $3,037,466. The Company also incurred a working capital deficit of $757,053 at December 31, 2021.We are an early-stage company and have generated losses from operations since inception (we began operations in December 2012). The Company expects its sales to continue to expand in 2022.

The Company’s ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business and availability to sufficient resources.

Management expects sales operations to continue to expand.  If necessary, the Company may need to raise additional funds during 2022. Management of the Company intends to raise additional funds through the issuance of equity securities or debt, credit lines or advances from suppliers. The ability of the Company to continue as a going concern depends upon its ability to generate sales or obtain additional funding to finance operating losses until the Corporation is profitable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements, notes to the consolidated financial statements and the respective reports of the Company’s independent registered accountants required to be filed in response to this Item 8 begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

WithumSmith+Brown, PC (“Withum”) served as the independent registered public accounting firm for Energy and Water Development Company (the “Company”) for the year ended December 31, 2020, and reviewed the unaudited financial statements for the quarters ended March 31, 2021 and June 30, 2021 respectively. After careful consideration of the ongoing audit needs of the Company, the Board of Directors of the Company has elected to dismiss Withum. The Company notified Withum on October 22, 2021 that it would be dismissed as the Company’s independent registered public accounting firm, following the filling of the Company’s Form 10-Q for the quarter ended June 30, 2021.

Withum’s report on the Company’s financial statements as of and for the year ended December 31, 2020 did not contain any adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except with respect to an explanatory paragraph indicating that there was substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal year ended December 31, 2020 and the subsequent interim period through November 15, 2021, there were no (i) disagreements, within the meaning of Item 304(a)(1)(iv) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (“Regulation S-K”), and the related instructions thereto, with Withum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Withum, would have caused Withum to make reference to the subject matter of the disagreements in connection with its reports; or (ii) reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions thereto, except for the material weaknesses described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Company provided Withum with the disclosures under this Item 4.01 and requested Withum to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company in this Item 4.01 and, if not, stating the respects in which it does not agree. Withum’s letter is filed as Exhibit 16.1 to this Current Report on Form 8-K, which was filed on November 17, 2021.

On November 4, 2021, the Board of Directors of the Company approved the appointment of TAAD LLP. (“TAAD”) as the Company’s new independent registered public accounting firm to audit the Company’s financials for the fiscal year ending December 31, 2021 and to review the company’s unaudited quarterly financial information for the quarter ended September 30, 2021, effective immediately.

During the Company’s two most recent fiscal years ended December 31, 2019 and 2020, and the subsequent interim period through November 15, 2021, neither the Company nor anyone acting on its behalf has consulted with TAAD regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that TAAD concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions; or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

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

In connection with the preparation of this Form 10–K, our management, including the CEO and CFO (Principal Accounting Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective.

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

As of December 31, 2021, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO) and identified material weaknesses. Due to financial constraints, we have not fully implemented a remediation plan. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be presented or detected by our employees.

The specific material weaknesses that management identified in our internal controls as of December 31, 2021 are as follows:

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

Plans for Remediation of Material Weaknesses

We intend to implement changes to strengthen our internal controls in addition to the enhanced controls discussed above. We are in the process of implementing a remediation plan for the identified material weaknesses and we expect that work on the plan will continue throughout 2022, as financial resources permit. Specifically, to address the material weaknesses arising from insufficient accounting personnel, the Company plans to hire a full-time Chief Financial Officer and has secured the services of additional accounting personnel on a consulting basis which begins to address segregation of duties. The Company is currently formalizing its policies and procedures in writing and to improve the integration of its financial  and reporting system into non accounting departments. Where appropriate, the Company is receiving advice and assistance from third-party experts as it implements and refines its remediation plan.

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended December 31, 2021, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of December 31, 2021 are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Age	Principal Positions with Us
Mr. Ralph Hofmeier	60	President, Chief Executive Officer, and Chairman of the Board of Directors
Ms. Irma Velazquez	55	Chief Operating Officer and Vice-Chairman of the Board of Directors

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

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at 7901 4th Street N STE #4174, St Petersburg, Florida 33072, Attention: Corporate Secretary, or by facsimile (727) 677-9408 or email to investor.relations@energy-water.com The envelope or subject line should indicate that it contains a stockholder communication.

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
No late filings

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation earned by our President and Chief Executive Officer and our Chief Operating Officer, and our only officers, for the years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Ralph Hofmeier (1)(3)(4)	2021	150,000	—	150,000
President and Chief Executive Officer	2020	150,000	2,850,000	3,000,000

Irma Velazquez (2)(3)(4)	2021	150,000	—	150,000
Chief Operating Officer	2020	150,000	2,850,000	3,000,000

———————

(1)	Pursuant to an employment agreement dated January 1, 2012.
(2)	Pursuant to an employment agreement dated January 1, 2012.
(3)	On January 9, 2020, accrued salaries totaling $2,238,000, ($1,175,000 Hofmeier and $1,063,000 Velazquez) were paid with the issuance of 2,044,190 shares (1,022,095 shares each to Hofmeier and Velazquez) of common stock and 3,780,976 shares (2,002,488 shares to Hofmeier and 1,778,488 shares to Velazquez) of Series A preferred stock.
(4)	On December 18, 2020, accrued salaries totaling $300,000, ($150,000 to Hofmeier and $150,000 Velazquez) were paid with the issuance of 600,000 shares of Series A Preferred Shares (300,000 shares each to Hofmeier and Velazquez). An additional 5,400,000 shares of Series A Preferred Shares (2,700,000 shares each to Hofmeier and Velazquez), which had an aggregate fair value of $1,350,000 each to Hofmeier and Velazquez were issued as a bonus payment. An additional 20,000,000 shares of Common Shares (10,000,000 shares each to Hofmeier and Velazquez), which had an aggregate fair value of $1,500,000 each to Hofmeier and Velazquez were also issued as a bonus payment. All shares were issued in December 2020, except for Hofmeier’s 10,000,000 Common Shares issued as a bonus payment, were issued in January 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our voting stock beneficially owned, as of April 12, 2022, by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, and (iv) all executive officers and directors as a group:

	Common Stock		Series A Preferred Stock
Name and address of beneficial owner.	No. of Shares	% of Class (1)	No. of Shares	% of Class (1)(3)
Directors and Officers
Mr. Ralph Hofmeier(2)	27,215,855	15.77%	5,002,488	52.96%
7901 4th Street N STE #4174, St Petersburg, Florida 33702
Ms. Irma Velazquez(2)	39,515,388	23.21%	4,778,488	47.04%
7901 4th Street N STE #4174, St Petersburg, Florida 33702
All officers and directors as a group (two persons)	66,731,243	38.98%	9,780,976	100.00%
5% Security Holders:
Andrea Hofmeier (2)	8,000,000	4.63%

———————

(1)	Applicable percentages are based on 172,613,201 – common shares outstanding, as of April 12, 2022, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)	Ralph Hofmeier is the record holder of 27,215,855 shares of common stock. Irma Velazquez, the wife of Ralph Hofmeier, is the record holder of 39,515,388 shares of common stock, over which both Mr. Hofmeier and Ms. Velazquez have joint voting and dispositive power. Andrea Hofmeier, the divorced wife (2012) of Ralph Hofmeier, is the record holder of 8,000,000 shares of common stock.

(3)	Applicable percentages are based on 9,780,976 – Series A preferred shares outstanding, adjusted as required by rules of the SEC. Series A preferred shares provide for voting rights at 5 votes per preferred share.

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

Equity Compensation Plan Information as of December 31, 2021

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	2,800,000
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	2,800,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The following is a summary of transactions since the years ended December 31, 2021 and 2020 to which we have been a party in which the amount involved exceeded the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our then directors, executive officers or holders of more than 5% of any class of our stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest. See also “Executive Compensation” for additional information regarding compensation of related parties.

Due to officers

Amounts due to officers as of December 31, 2021 and 2020 are comprised of the following:

	2021	2020
Ralph Hofmeier:
Unsecured advances due to officer	$—	$17,778
Accrued salaries	17,485	—
Total due to Ralph Hofmeier	17,485	17,778
Irma Velazquez:
Unsecured advances due to officer		66,898
Accrued salaries	—	—
Total due to Irma Velazquez	—	66,898
	$17,485	$84,676

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

Customer deposit

EAWC-TV functions as a distributor of EAWD product. In 2019, EAWC-TV, having secured EAWD’s first customer, has placed a $550,000 order for a solar powered atmospheric water generator (“AWG”) for one of its customers. EAWC-TV and the Company on December 13, 2019 agreed to accept a $303,742 reduction in the balance owed by EAWD to EAWC-TV as a deposit with EAWD related to this order. The deposit was satisfied through delivery of the equipment when performance has occurred. The equipment was built in Germany.

In 2020, manufacture of the unit was delayed due to Covid-19 related issues. The Company and EAWC-TV agreed as it had done in 2019, to clear the outstanding balances in the D/T/F EAWC-TV and the outstanding balance it carried in its accounts payable account for administrative services, which it did on December 26, 2020 which resulted in an additional down payment of $193,497. EAWC-TV has an unpaid balance on the equipment of $52,761, which represents a majority of the balance of the Company’s outstanding accounts receivables as of both December 31, 2021 and 2020.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid by us to TAAD, our current independent registered public accounting firm, for the year ended December 31, 2021 and our predecessor independent registered public accounting firms MaloneBailey and Withum, for the years ended December 31, 2021 and December 31, 2020.

TAAD	2021	2020
Audit Fees (1)	$42,700	$—
Audit Related Fees (2)	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Withum	2021	2020
Audit Fees (1)	$—	$40,000
Audit Related Fees (2)	$24,987	$450
Tax Fees	$—	$—
All Other Fees	$—	$—

MaloneBailey	2021	2020
Audit Fees (1)	$—	$33,500
Audit Related Fees (2)	$—	$2,000
Tax Fees	$—	$—
All Other Fees	$—	$—

———————

(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – these fees reasonably related to the performance of the audit or review of our annual financial statements that are not reported above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. See Index, which appears on page F-1 hereof.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes included in this report.

(3)	Exhibits. The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b)	The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

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

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Exhibit #	Herewith

3.1	Amended and Restated Articles of Incorporation	8-K	1/31/2020	3.1
3.2	Bylaws	S-1	8/1/2018	3.2
4.1	Schedule of Convertible Debentures	S-1/A	10/15/2018	10.15
10.1	License Agreement with Swiss Water Tech Research and Development S.A.	S-1	10/7/2015	10.1
10.2*	Employment Agreement with Ralph M. Hofmeier	S-1	10/7/2015	10.3
10.3*	Employment Agreement with Irma Velazquez	S-1	10/7/2015	10.4
10.4	Amendment dated January 29, 2016 to License Agreement with Swiss Water Tech Research and Development S.A.	S-1	8/1/2018	10.6

10.5	Management and Administrative Services Agreement with EAWC Tecnologias Verdes SA DE CV dated January 1, 2017	S-1	8/1/2018	10.8
10.6*	Non-Qualified Stock Option Agreement for Brian Misiunas	S-1	8/1/2018	10.9
10.7	March 15, 2015 Commercial Agreement with EAWD Tecnologias Verdes SA de CV	S-1/A	10/15/2018	10.10
10.8	March 15, 2017 revised agreement with EAWC Tecnologias Verdes SA de CV	S-1/A	10/15/2018	10.11
10.9	November 2nd, 2017, contract Award Confirmation for Arriyadh Development Authority (ADA) of Saudi Arabia	S-1/A	10/15/2018	10.12
10.10	March 23, 2017 representation letter agreement with HIS WILL Innovations, LTD a South Africa based company	S-1/A	10/15/2018	10.13
10.11	Amended sales contract with TV				Filed
14.1	Code of Ethics	10-K	4/14/2020	14.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

———————

*	Indicates management contract or compensatory plan.
**	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY AND WATER DEVELOPMENT CORP.

Date: April 14, 2022	By:	/s/ Ralph Hofmeier
Ralph Hofmeier, Chief Executive Officer (Principal Executive Officer)
Date: April 14, 2022	By:	/s/ Irma Velazquez
Irma Velazquez, Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph Hofmeier	Chief Executive Officer, President, Chairman of the Board (Principal Executive Officer)	April 14, 2022
Ralph Hofmeier

/s/ Irma Velazquez	Chief Operating Officer and Vice Chairman of the Board (Principal Financial Officer and Principal Accounting Officer)	April 14, 2022
Irma Velazquez

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Energy and Water Development Corp. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Energy and Water Development Corp. and Subsidiary (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes to consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 4 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Notes

Description of the Matter

As discussed in Notes 11 to the consolidated financial statements, the Company had various debt instruments which included conversion features requiring bifurcation and separate accounting. Management evaluated the required accounting, significant estimates, and judgments around the valuation for these embedded derivatives. These embedded derivatives were initially measured at fair value and have subsequently been remeasured to fair value at each reporting period and at settlement.

There is no current observable market for these types of features and, as such, the Company determined the fair value of the embedded derivatives using a Black-Scholes model to measure the fair value of the bifurcated derivative. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the conclusions reached by management, as well as the inputs to the Company’s Black-Scholes model.

How We Addressed the Matter in Our Audit

Our principal audit procedures performed to address this critical audit matter included the following:

•	We obtained an understanding of the controls and processes surrounding the evaluation, initial measurement, and revaluation of the bifurcated derivatives.
•	We verified note amount, interest rate and maturity date to the supporting documentation and debt agreement, and examined terms and conditions of the note and confirmed the ending balance to the note holder.
•	We evaluated management’s assessment and the conclusions reached to ensure these instruments were recorded in accordance with the relevant accounting guidance.
•	We evaluated the fair value of the bifurcated derivatives that included testing the valuation models and assumptions utilized by management. We reviewed and tested the fair value model used, significant assumptions, and underlying data used in the model.
•	We considered the adequacy of the disclosures in the financial statements in relation to convertible debt.

/s/ TAAD LLP

We have served as the Company’s auditor since 2021.

Diamond Bar, California

April 14, 2022

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor from June 2021 through November 2021.

Orlando, Florida

September 30, 2021

Energy and Water Development Corp. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash	$589,668	$12,047
Accounts receivable	55,169	52,761
Inventory	196,553	—
Deferred cost	—	350,000
Prepaid expenses and other current assets	432,082	14,184
TOTAL CURRENT ASSETS	1,273,472	428,992

Property and equipment, net	3,834	—
Operating lease right-of-use asset	49,432	—

TOTAL ASSETS	$1,326,738	$428,992

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$941,309	$748,926
Accounts payable - related party	124,370	153,300
Deferred revenue	—	550,000
Convertible loan payables, net of discount	176,703	149,241
Due to officers	17,485	84,676
Derivative liability	354,160	310,641
Current portion of operating lease liability	39,148	—
Common stock subscriptions liability	377,350	—
TOTAL CURRENT LIABILITIES	2,030,525	1,996,784

Operating lease liability, net of current portion	10,283	—
TOTAL LIABILITIES	2,040,808	1,996,784

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 500,000,000 shares authorized, 9,780,976 shares issued and outstanding at December 31, 2021 and December 31, 2020	9,781	9,781
Common stock, par value $.001 per share; 1,000,000,000 shares authorized, 143,840,643 and 123,316,886 shares issued and outstanding at December 31, 2021 and 2020, respectively	143,840	123,316
Common stock subscriptions, 15,855,000 and 10,040,000 shares at December 31, 2021 and 2020, respectively	792,745	1,504,000
Additional paid in capital	20,777,401	16,153,038
Accumulated deficit	(22,395,393)	(19,357,927)
Accumulated other comprehensive income	(42,444)	—
TOTAL STOCKHOLDERS' DEFICIT	(714,070)	(1,567,792)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,326,738	$428,992

See accompanying notes to the  consolidated financial statements.

Energy and Water Development Corp. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended
	December 31,
	2021	2020

REVENUE
Revenue	$550,000	$—
TOTAL REVENUE	550,000	—

COST OF EQUIPMENT SOLD
Cost of equipment sold	350,000	—
TOTAL COST OF EQUIPMENT SOLD	350,000	—

GROSS PROFIT	200,000	—

GENERAL and ADMINISTRATIVE EXPENSES
Professional fees	416,989	$535,488
Officers’ salaries and payroll taxes	300,732	6,000,000
Marketing fees	174,892	20,402
Travel and entertainment	22,953	33
Management fees to affiliate	—	325,000
Other general and administrative expenses	222,229	278,821
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	1,137,795	7,159,744

LOSS FROM OPERATIONS	(937,795)	(7,159,744)

OTHER INCOME (EXPENSE)
Change in fair value of derivative	(1,269,266)	1,257,473
Interest expense	(830,405)	(1,690,513)
TOTAL OTHER INCOME (EXPENSE)	(2,099,671)	(433,040)

LOSS BEFORE TAXES	(3,037,466)	(7,592,784)

TAXES	—	—

NET LOSS	$(3,037,466)	$(7,592,784)

OTHER COMPREHENSIVE LOSS		—
Foreign currency translation adjustments	(42,444)	—
TOTAL OTHER COMPREHENSIVE LOSS	$(42,444)	$—

COMPREHENSIVE LOSS	(3,079,910)	(7,592,784)

Loss per common share - Basic and diluted	$(0.02)	$(0.07)

Weighted average number of common shares outstanding - Basic and diluted	136,720,652	103,498,314

See accompanying notes to the consolidated financial statements.

Energy and Water Development Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2021 and 2020

									Accumulated
					Common Stock		Additional		Other	Total
	Preferred Stock		Common Stock		Subscriptions		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE AT DECEMBER 31, 2019	—	$—	93,462,483	$93,462	—	$—	$7,491,197	$(11,765,143)	—	$(4,180,484)
Sale of common stock	—	—	5,256,111	5,256	40,000	4,000	469,684	—	—	478,940
Common stock issued for services	—	—	3,940,000	3,940	—	—	1,966,960	—	—	1,970,900
Common and preferred stock issued to officers for services	5,400,000	5,400	10,000,000	10,000	—	—	4,184,600	—	—	4,200,000
Common and preferred stock issued to officers for accrued salary	4,380,976	4,381	2,044,190	2,044	10,000,000	1,500,000	1,031,575	—	—	2,538,000
Common stock issued to satisfy convertible debt	—	—	8,334,361	8,334	—	—	562,666	—	—	571,000
Stock issued for interest and fees	—	—	279,741	280	—	—	14,720	—	—	15,000
Derivative reduction due to conversion	—	—	—	—	—	—	455,576	—	—	455,576
Debt discount	—	—	—	—	—	—	(23,940)	—	—	(23,940)
Net loss	—	—	—	—	—	—	—	(7,592,784)	—	(7,592,784)
BALANCE AT December 31, 2020	9,780,976	$9,781	123,316,886	$123,316	10,040,000	$1,504,000	$16,153,038	$(19,357,927)	$—	$(1,567,792)
Sale of Common Stock	—	—	5,065,344	5,066	(40,000)	4,000)	717,047	—	—	718,113
Common stock issued to officers for accrued salary	—	—	10,000,000	10,000	(10,000,000)	(1,500,000)	1,490,000	—	—	—
Common stock issued for services	—	—	500,000	500	—	—	164,500	—	—	165,000
Common stock issued to satisfy convertible debt	—	—	4,671,167	4,671	—	—	265,329	—	—	270,000
Stock issued for interest and fees	—	—	287,246	287	—	—	15,068	—	—	15,355
Derivative settled upon conversion of debt	—	—	—	—	—	—	1,972,419	—	—	1,972,419
Subscription deposits received	—	—	—	—	15,855,000	792,745	—	—	—	792,745
Net loss	—	—	—	—	—	—	—	(3,037,466)	—	(3,037,466)
Other comprehensive loss	—	—	—	—	—	—	—	—	(42,444)	(42,444)
BALANCE AT December 31, 2021	9,780,976	$9,781	143,840,643	$143,840	15,855,000	$792,745	$20,777,401	$(22,395,393)	$(42,444)	$(714,070)

See accompanying notes to the consolidated financial statements.

Energy and Water Development Corp. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,037,466)	$(7,592,784)
Reconciliation of net loss to net cash used in operating activities
Stock based compensation	—	4,200,000
Preferred shares issued for services	—	300,000
Amortization of debt discount and deferred financing costs	770,134	1,683,712
Depreciation expense	299	—
Change in fair value of derivative liability	1,269,266	(1,257,473)
Common stock issued for services	165,000	1,970,900
Changes in operating assets and liabilities:
Accounts receivable, net	(2,503)	(52,761)
Inventory	(204,533)	—
Deferred cost	350,000	—
Prepaid expenses and other current assets	(435,150)	(333,809)
Accounts payable and accrued expenses	218,096	(64,383)
Due to related party	(28,929)	—
Deferred revenue	(550,000)	—
Other current liabilities	—	236,258
Due to affiliates	—	(4,959)
Due to officers	—	45,906
Accrued management fees and due to officers	(70,482)	—
CASH USED IN OPERATING ACTIVITIES	(1,556,268)	(869,393)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,299)	—
NET CASH USED IN INVESTING ACTIVITIES	(4,299)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on convertible loans payable	369,500	402,500
Repayments of convertible loans payable	(95,500)	—
Proceeds from sale of stock	718,113	478,940
Proceeds from common stock subscriptions	1,170,095	—
CASH PROVIDED BY FINANCING ACTIVITIES	2,162,208	881,440

Effect of exchange rate changes on cash	(24,020)	—

Net change in cash	577,621	12,047

Cash, beginning of period	12,047	—

Cash, end of period	$589,668	$12,047

See accompanying notes to the consolidated financial statements.

Energy and Water Development Corp. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

	For the Year ended
	December 31,
	2021	2020

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$28,864	$—
Cash paid for taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for interest and fees	$15,355	$—
Reclassification of common stock subscriptions to common stock	$1,504,000	$—
Common shares issued for conversion of loans payable	$270,000	$—
Derivative liability discount	$746,672	$1,609,895
Derivative settled upon conversion of debt	$1,972,419	$—
Reclassification of equity to liability for derivatives	$—	$455,576
Right of use asset exchanged for lease liability	$79,214	$—
Common shares issued to satisfy related party liability	$—	$—

See accompanying notes to the consolidated financial statements.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of EAWD and its subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements include the accounts of Energy and Water Development Corp. and Subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Certain reclassifications have been made in December 31, 2020 results to conform to the presentation used in December 31, 2021 including the reclassification of $1,504,000 from additional paid-in capital to common stock subscriptions on the consolidated balance sheets and consolidated statements of changes in stockholders’ deficit, reclassification of marketing fees out of other general and administrative expenses on the consolidated statements of operations, and the reclassification of amounts to due to related party from accounts payable and accrued expenses on the consolidated balance sheets These reclassifications had no effect on the reported results of operations of the Company or total equity.

Foreign currency translation

The United States dollar (“USD”) is the Company’s reporting currency. The Company has a subsidiary located in Germany. The net sales generated, and the related expenses directly incurred from the operations, if any, are denominated in local currency, Euro (“Euro”). The functional currency of the subsidiary is generally the same as the local currency.

Assets and liabilities measured in Euros are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive loss in its balance sheets. Income and expense accounts are translated at the average exchange rate for the period. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. During the year ended December 31, 2021, the Company used a spot rate of 1.13 and an average rate of 1.83 when converting EURO to USD.

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

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company does not have operating or financing leases.

Cash

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has $589,668 and $12,047 cash at December 31, 2021 and 2020.

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

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred. Estimated useful lives of the Company’s Property and Equipment are as follows:

Useful Life (in years)
Office equipment	5
Furniture and fixtures	7

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. As of December 31, 2021 and 2020, unamortized deferred financing costs were $6,663 and $0, respectively and are netted against the related debt.

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

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, our derivative liabilities as of December 31, 2021 and December 31, 2020, were $354,160 and $310,641, respectively and measured on Level 3 inputs.

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

As of December 31, 2021 and 2020, the Corporation does not believe any uncertain tax positions exist that would result in the Corporation having a liability to the taxing authorities. The Corporation’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the statement of operations. The Corporation’s tax returns for the years ended 2012 through 2020 have been filed and are subject to examination by the federal and state tax authorities. The Corporation’s tax returns for the tax year ended 2021 have not been filed.

Stock-Based Payments

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. This ASU, which the Company adopted as of January 1, 2019, did not have a material effect on the Company’s consolidated financial statements.

Stock-based compensation cost to employees is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The fair value of the stock-based payments to nonemployees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term. As the Reliance Global Group, Inc. Equity Incentive Plan 2019 was adopted in January of 2019, the Company lacks the historical basis to estimate forfeitures and will recognize forfeitures as they occur.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services.

To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. During the year ended December 31, 2021, the Company recognized $550,000 in revenue as a result of meeting the above criteria.

During 2021, the Company completed its first sale of equipment. Upon approval of the inspection of the equipment by the customer, the Company recognized the revenue as it had met the revenue recognition criteria and had satisfied the performance obligation of the contract through acceptance by the customer. During the year ended December 31, 2021, one customer accounted for 100% of the revenue.

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

For the year ended December 31, 2020, an aggregate of 2,200,000 stock options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive. These stock options expired as of December 31, 2021.

As discussed more fully in Note 11, convertible note holders have the option of converting their loans into common shares subject to the terms and features offered by the specific convertible notes. Some note holders were also granted purchase options to purchase additional shares subject to the features of each purchase option. If the convertible note holders of unexercised convertible notes exercised their conversion feature and the additional purchase options, they would represent 2,083,293 and 2,406,227 in additional common shares at December 31, 2021 and 2020, respectively. The potential shares from both the conversion feature and the rights to purchase additional shares were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

Related Party Transactions

A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. A related party is generally defined as:

(i)	any person that holds 5% or more of the Company’s securities including such person’s immediate families,
(ii)	the Company’s management,
(iii)	someone that directly or indirectly controls, is controlled by or is under common control with the Company, or
(iv)	anyone who can significantly influence the financial and operating decisions of the Company.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

Note 3. Recently Issued Accounting Standards

On January 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Corporation’s future financial statements. The following are a summary of recent accounting developments.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s consolidated financial statements and disclosures.

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), which will clarify and reduce diversity in practice. Specifically, the new standard includes a recognition model comprising four categories of transactions and corresponding accounting treatment for each category. The category that would apply to a modification or an exchange of an equity-classified warrant would depend on the substance of the modification transaction (e.g., a financing transaction to raise equity versus one to raise debt). This recognition model is premised on the idea that the accounting for the transaction should not differ from what it would have been had the issuer of the warrants paid cash instead of modifying the warrants. ASU 2021-04 will be effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. Early adoption is permitted. This ASU will be applied prospectively to modifications or exchanges occurring on or after the effective date of the ASU. We adopted ASU 2021-04 on January 1, 2022. Adoption of this standard had no material impact on our consolidated financial statements.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

Note 4. Going Concern

During the year ended December 31, 2021, pursuant to an equipment sale agreement, the Company recognized revenue of $550,000 for the sale of equipment, along with $350,000 for the cost of construction, earning $200,000 gross profit.  The next operational step to accomplish is to achieve sufficient sales volume to achieve net income. The Company has incurred operating losses since it began operations (December 2012) totaling $22,395,393 at December 31, 2021. During the year ended December 31, 2021, the Company incurred net losses of $3,037,466. The Company also incurred a working capital deficit of $757,053 at December 31, 2021. We are an early-stage company and have generated losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business and availability to sufficient resources.

Management expects sales operations to continue to expand. If necessary, the Company will need to raise additional funds through 2022. Management of the Company intends to raise additional funds through the issuance of equity securities or debt or from deposits related to purchases orders on proposals pending customer acceptance. The ability of the Company to continue as a going concern depends upon its ability to generate sales or obtain additional funding to finance operating losses until the Corporation is profitable.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 5. Accounts Receivable

At December 31, 2021 and 2020, accounts receivable was $55,169 and $52,761, respectively, and determined to be fully collectible.

Note 6. Inventory

The components of inventory at December 31, 2021 and 2020, consisted of the following:

	December 31,	December 31,
	2021	2020
Work in progress	$196,553	$—
Inventory, net	$196,553	$—

Note 7. Deferred Cost

During the fourth quarter of 2020, the Company delivered its first equipment sale pursuant to an equipment sale agreement; however the delivery of the equipment was deemed to be an unfulfilled performance obligation at December 31, 2020 as it had not yet passed inspection by the customer. During the year ended December 31, 2021, the inspection of the equipment occurred, and the revenue and construction costs were recognized. Deferred cost at December 31, 2021 and 2020 was $0 and $350,000, respectively.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

Note 8. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets at December 31, 2021 and 2020, consisted of the following:

	December 31, 2021	December 31, 2020
Prepayment on inventory not received	$225,979	$—
Prepaid expenses	113,600	14,184
Value added tax receivable	83,602	—
Security deposit	7,394	—
Purchase deposits	1,507	—
Prepaid expenses and other current assets	$432,082	$14,184

Note 9. Property and Equipment, Net

The components of property and equipment at December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,
	2021	2020
Office equipment	$1,526	$—
Furniture and fixtures	2,607	—
Property and equipment, gross	4,133	—
Less: Accumulated depreciation	(299)	—
Property and equipment, net	$3,834	$—

Note 10. Accounts Payable and Accrued Expenses

Significant components of accounts payable and accrued expenses at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020

Accrued expenses	$385,776	$223,671
Accounts payable	375,774	330,095
Accrued legal costs	253,901	348,460
Accrued salary and payroll taxes	50,228	—
Total	$1,065,679	$902,226

As of December 31, 2021 and 2020, the Company owed Virhtech Gmbh, a related party of the Company, $124,370 and $153,300, respectively, for services performed for the Company and is classified as accounts payable – related party on the consolidated balance sheets.

Note 11. Convertible Loans Payable

As of December 31, 2021 and 2020, the Company had loans payable balances, net of discount, of $176,703 and $149,241, respectively.

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

The convertible loans were issued in several different forms as discussed below.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

During the year ended December 31, 2021, the Company issued two convertible loans in the aggregate amount of $404,000. The notes bear interest at 8% per annum and all mature within one year. On October 21, 2021, the Maturity Date of the $304,000 loan was extended from March 25, 2022 to April 21, 2022. The embedded beneficial conversion features in the notes meet the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $746,672 and was recorded as a discount of the notes.

Amount
Balance of notes payable, net on December 31, 2019	$243,923
Issuances of debt	468,500
Cash settlement of debt	(66,000)
Conversions	(571,000)
Debt discount	(440,426)
Amortization of debt discount	514,244
Balance of notes payable, net on December 31, 2020	$149,241
Issuances of debt	404,000
Cash settlement of debt	(95,500)
Conversions	(270,000)
Debt discount	(406,500)
Deferred financing costs	(6,663)
Amortization of debt discount	402,125
Balance of notes payable, net on December 31, 2021	$176,703

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

Based on the various convertible notes described above, the fair value of applicable derivative liabilities on notes and change in fair value of derivative liability are as follows as of December 31, 2021 and 2020:

Total
Balance as of December 31, 2019	$413,795
Change Due to Issuances	1,609,895
Change due to exercise / redemptions	(455,576)
Change in fair value	(1,257,473)
Balance as of December 31, 2020	$310,641
Change Due to Issuances	746,672
Change due to exercise / redemptions	(1,972,419)
Change in fair value	1,269,266
Balance as of December 31, 2021	$354,160

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase that are categorized within Level 3 of the fair value hierarchy for the years ended December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Stock price	$0.16 – 0.45	$0.07 – 1.20
Exercise price	$0.03 - 0.20	$0.04 – 0.20
Contractual term (in years)	0.27 - 1	0.01 – 1
Volatility (annual)	149% – 2,095%	125% – 424%
Risk-free rate	0.04% - 0.39%	0.08% – 1.46%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability and derivative liabilities:

	Fair Value measured at December 31, 2021
	Quoted	Significant
	prices in	other	Significant
	active markets	observable inputs	unobservable inputs	Fair value at December 31,
	(Level 1)	(Level 2)	(Level 3)	2021
Derivative liability	$—	$—	$354,160	$354,160
Total	$—	$—	$354,160	$354,160

	Fair value measured at December 31, 2020
	Quoted	Significant
	prices in	other	Significant
	active markets	observable inputs	unobservable inputs	Fair value December 31,
	(Level 1)	(Level 2)	(Level 3)	2020
Derivative liability	$—	$—	$310,641	$310,641
Total	$—	$—	$310,641	$310,641

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

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2021 and 2020.

During the years ended December 31, 2021 and 2020, the Company recorded a loss of $1,269,266 and a gain of $1,257,473, respectively, from the change in fair value of derivative liability.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

Note 12. Leases

The Company’s leases do not provide an implicit rate that can be readily determined. Therefore, the Company uses discount rates based on the incremental borrowing rate of its current external debt of 8%.

The Company’s weighted-average remaining lease term relating to its operating leases is 1.25 years, with a weighted-average discount rate of the 8.00%.

The Company incurred lease expense for its operating leases of $31,266, which was included in general and administrative expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. During the year ended December 31, 2021, the Company made cash lease payments of $31,266. At December 31, 2021, the operating lease right-of-use asset was $49,432, the current portion of operating lease liability was $39,148, and the operating lease liability, net of current portion was $10,283.

The following table presents information about the future maturity of the lease liability under the Company’s operating leases as of December 31, 2021.

Maturity of Lease Liability	Amount
2022	$41,688
2023	10,420
Total undiscounted lease payments	52,108
Less: Imputed interest	(2,677)
Present value of lease liabilities	$49,431
Remaining lease term (in years)	1.25

Note 13. Related Party Transactions

Due to officers

Amounts due to officers as of December 31, 2021 and 2020 are comprised of the following:

	2021	2020
Ralph Hofmeier:
Unsecured advances due to officer	$—	$17,778
Accrued salaries	17,485	—
Total due to Ralph Hofmeier	17,485	17,778

Irma Velazquez:
Unsecured advances due to officer	—	66,898
Accrued salaries	—	—
Total due to Irma Velazquez	—	66,898
	$17,485	$84,676

Officer Compensation

Accrued salaries represent amounts accrued in accordance with the employment agreements for Mr. Hofmeier, the Company’s President, Chief Executive Officer and Chairman of the Board, and Ms. Velazquez, the Company’s Chief Operating Officer and Vice-Chairman. Mr. Hofmeier and Ms. Velazquez are also significant stockholders.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

On December 18, 2020, the Company entered into a Settlement Agreement with each of Mr. Hofmeier and Ms. Velazquez whereby Mr. Hofmeier and Ms. Velazquez each agreed to receive 300,000 shares of its Series A Preferred Stock with a fair market value of $150,000 (collectively, the “Compensation Shares”). Compensation Shares are issued in full satisfaction of $150,000 accrued salary due the Employees, Mr. Ralph Hofmeier and Mrs. Irma Velazquez, MSc. simultaneously herewith, each employee shall receive a one-time bonus of (i) 10,000,000 shares of its Common Stock with a fair market value of $1,500,000 and (ii) 2,700,000 shares of its Series A Preferred Stock, with a fair market value of $1,350,000 (collectively the “Bonus Shares”). See Investor and officer deposit below for more information.

Customer deposit

EAWC-TV functions as a distributor of EAWD product. In 2019, EAWC-TV, having secured EAWD’s first customer, has placed a $550,000 order for a solar powered atmospheric water generator (“AWG”) for one of its customers. EAWC-TV and the Company on December 13, 2019 agreed to accept a $303,742 reduction in the balance owed by EAWD to EAWC-TV as a deposit with EAWD related to this order. The deposit was satisfied through delivery of the equipment. The equipment was built in Germany.

In 2020, manufacture of the unit was delayed due to Covid-19 related issues. The Company and EAWC-TV agreed as it had done in 2019, to clear the outstanding balances in the D/T/F EAWC-TV and the outstanding balance it carried in its accounts payable account for administrative services, which it did on December 26, 2020 which resulted in an additional down payment of $193,497. EAWC-TV has an unpaid balance on the equipment of $52,761, which represents a majority of the balance of the Company’s outstanding accounts receivables as of both December 31, 2021 and 2020.

Virhtech Gmbh

As of December 31, 2021 and 2020, the Company owed Virhtech Gmbh, a related party of the Company, $124,370 and $153,300, respectively, for services performed for the Company and is classified as accounts payable – related party on the consolidated balance sheets.

Officer and investor deposits

On December 31, 2020, the Company recorded $1,500,000 as officer compensation and $4,000 in common stock subscriptions for stock issuance transactions in process. The $4,000 is part of a pending stock sale for 40,000 shares that has been funded were issued on January 20, 2021. The $1.5 million is part of the bonus payment to officers authorized on December 18, 2020. The shares were issued as of December 31, 2021.

As of December 31, 2021, the Company recorded $792,745, or 15,855,000 common shares to be issued, as common stock subscriptions within stockholders’ deficit and $377,350, or 7,547,000 common shares to be issued, as a common stock subscription liability for stock issuance transactions in process. The $1,170,095 is part of pending stock sales for 23,402,000 shares that has been funded and is waiting issuance to complete the sale at December 31, 2021. The common stock subscription liability consists of cash received for future share issuances in which a sales and purchase agreement was not signed and returned from the investor at the date of this filing.

Note 14. Shareholders’ Deficit

Preferred Stock

Authorized: 500,000,000 shares of voting preferred stock with a par value of $0.001. As of both December 31, 2021 and 2020, the Company had 9,780,796 shares of preferred stock issued and outstanding, respectively.

During the year ended December 31, 2020, the Company engaged in the following equity events:

•	2,002,488 preferred shares issued for $1,001,244 to our CEO to satisfy unpaid and accrued officers salary,
•	1,778,488 preferred shares issued for $889,244 to our COO to satisfy unpaid and accrued officers salary,
•	300,000 preferred shares issued for $150,000 to our CEO to satisfy unpaid and accrued officers salary for 2020,
•	300,000 preferred shares issued for $150,000 to our COO to satisfy unpaid and accrued officers salary for 2020,
•	2,700,000 preferred shares issued for $1,350,000 to our CEO as a compensation bonus, and
•	2,700,000 preferred shares issued for $1,350,000 to our COO as a compensation bonus.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

Common Stock

Authorized: 1,000,000,000 shares of voting common stock with a par value of $0.001. As of December 31, 2021 and 2020, the Company had 143,840,643 and 123,316,886 shares of common stock outstanding, respectively.

During the year ended December 31, 2021, the Company engaged in the following equity events:

•	5,065,344 common shares issued for $718,113 for the sale of shares,
•	10,000,000 common shares were issued to officers for accrued salary,
•	500,000 common shares issued for $165,000 in marketing and consulting,
•	4,671,167 common shares were issued for $270,000 to convertible note holder is satisfaction of their notes, and
•	287,246 common shares were issued for $15,355 to pay interest and fees.

During the year ended December 31, 2020, the Company engaged in the following equity events:

•	3,940,000 common shares were issued for $470,900 in marketing and consulting,
•	1,022,095 common shares were issued for $173,756 to our CEO to satisfy unpaid and accrued officers’ salary,
•	1,022,095 common shares were issued for $173,756 to our COO to satisfy unpaid and accrued officers’ salary,
•	10,000,000 common shares issued for $1,500,000 to our COO as a compensation bonus,
•	8,334,361 common shares issued for $571,000 to convertible note holders in satisfaction of their notes,
•	279,741 common shares issued for $15,000 to pay interest and fees, and
•	5,256,111 common shares issued for 478,940 for the sale of shares.

Note 15. Stock Option Plan and Warrants

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

A summary of information regarding the Corporation’s common stock options outstanding is as follows:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Outstanding at December 31, 2019	2,200,000	0.10	2.0
Issued	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2020	2,200,000	$0.10	1.0
Issued	—	—	—
Expired	(2,200,000)	—	—
Outstanding at December 31, 2021	—	$—	—

The above outstanding options were granted on January 1, 2012, to a former Corporation’s executive. The options vest 20,000 options per month with 2,200,000 being vested and exercisable at December 31, 2018. These options expired in January 2021.  During the years ended December 31, 2021 and 2020, the Corporation did not recognize any stock-based compensation expense on the stock options.

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

Note 16. Commitments and Contingencies

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

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

Lease

Our registered office is located at 7901 4th Street N STE #4174, St. Petersburg, Florida 33702. Our telephone number is +1 (727) 677-9408. Office services are contracted for on a month-to-month basis in this Address. In October 2020, the Company established its official registered Branch in Hamburg Germany; the office Address until March 31, 2021 was Offakamp 9f- 2.17. On April 1, 2021, the Company entered into two lease agreements for a workshop located at Industriestraße 17, 25462 Relligen and an office located at Ballindam 3 20095 Hamburg, Germany. Our Telephone number is +49 40 809081354. Rent expense in the year ending December 31, 2021 and 2020 amounted to $56,665 and $0, respectively.

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

Litigation

EAWD vs Packard and Co-Defendant Nick Norwood - Case number 18-031011 CA-01 Miami-Dade County Circuit Court. The Company is requesting the proof of payment for shares issued in 2008. Based on the lack of evidence of payment, on March 12th, EAWD filed notice of the parties ‘stipulation of mediator in accordance with the Court´s exhibit to Trial Order.

CocoGrove – Case No. 09-81555 CA 21 in Miami-Dade County, Florida. The nature of the litigation was for breach of a lease agreement. This case is concluded with a judgement against the Company on July 7, 2010 for $84,393 plus 6% interest which as of December 31, 2021 interest had accrued to $59,136. There have been no efforts to seek collection of this judgement. Management intends to settle this judgement when it is in a financial position to make a payment.

Note 17. Income Taxes

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The Company did not have an income tax provision or benefit for the year ended December 31, 2021 and 2020. The Company has incurred losses and therefore has provided a full valuation against net deferred tax assets as December 31, 2021 and 2020.

The items accounting for the difference between U.S. and foreign income taxes at the effective statutory rate and the provision for income taxes for the year ended December 31, 2021 and 2020 were as follows:

	2021	2020
Income tax benefit at U.S. statutory rate of 21%
Net operating loss carryforward – U.S. – federal	$(562,283)	$(1,597,200)
State income tax net of Federal benefits – U.S.	(94,298)	(267,400)
Non-deductible expenses – U.S.	540,338	1,612,600
Net operating loss carryforward – foreign	(79,179)	—
Adjust NOL for change in tax rate – U.S.	—	67,000
Change in valuation allowance – U.S.	116,243	251,800
Change in valuation allowance – foreign	79,179	—

Total provision for income tax – U.S. and foreign	$—	$—

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

The Company’s approximate net U.S. and foreign deferred tax assets as of December 31, 2021 and 2020 were as follows:

	2021	2020
Deferred tax assets
Deferred stock compensation	$—	$—
Net operating loss carry forward – U.S.	2,390,769	2,274,526
Net operating loss carry forward – foreign	79,179	—

Total deferred tax assets – U.S. and foreign	2,469,948	2,274,526
Valuation allowance – U.S. and foreign	(2,469,948)	(2,274,526)

Net deferred tax assets	$—	$—

Net operating loss carry-forwards for U.S. federal and state in the amount of approximately $9.7 million, and for foreign of $359 thousand, will expire beginning December 31, 2033.

The net change in the valuation allowance for the years ended December 31, 2021 and 2020 was an increase of $116,243 and $251,800, respectively. The valuation allowance increased as a result of losses in the current period. The net change in the foreign valuation allowance for the years ended December 31, 2021 and 2020 was an increase of $79,179 and $0, respectively. The valuation allowance increased as a result of losses in the current period.

The Company subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions. The Company’s federal and state tax returns for the previous three years remain open for audit. With respect to material non-U.S. jurisdictions in which we operate, we have open tax years ranging from 2 to 10 years.

Note 16. Subsequent Events

On March 3, 2022, the Company’s common stock was upgraded to the OTCQB tier.

On January 26, 2022 the Company entered into a two year equity Line of credit (“ELOC”) with an investor to provide up to $5 million. The Company may “put” or “draw down” requests for the investor to purchase shares subject to certain limits. Requests are limited to the lesser of $1,000,000 or 500% of the average shares traded for the 10 days prior the Closing Request Date. The purchase price per common share purchased shall equal 85% of the average of the two lowest daily traded VWAP during the 5 trading days commencing with the put notice date. As of April 12, 2022, 2,520,000 common shares were issued pursuant to this agreement, including 500,000 common shares as the agreed upon commitment fee. The initial purchase in this agreement was for $300,000.

On January 14, 2022, the Company completed a conversion of our outstanding convertible debt by exchanging $53,222 cash for retiring $50,000 in convertible debt along with $3,222 in interest for a total of 575,558 common shares.

On February 1, 2022, the Company repaid the remaining balance of convertible debt for a total of $216,348, which consists of $150,000 of principal, $10,257 of interest, and a prepayment fee of $56,091.

On February 3, 2022, the Company issued 500,000 shares of the Company’s common stock to a vendor for services.

On February 18, 2022, the Company received a deposit in the amount of $300,000 for 1,875,000 common shares to be issued pursuant to a securities purchase agreement. As of April 14, 2022, these shares have been issued.

On February 23, 2022, the Company filed the European trademark applications for Registration of the Name and logo of EAWD as well as the national trademark applications for an international trademark application designating Mexico, Brazil and Australia, a national trademark application in the US and a national trademark application in Argentina.

In February 2022, the Russian Federation and Belarus commenced military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

From January 1, 2022 through April 14, 2022, the Company has issued 23,302,000 common shares related to subscriptions outstanding at December 31, 2021.

