Form 10-Q
period 2022-03-31
Energy & Water Development Corp
filed 2022-05-10
CIK 1563298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s classes of common stock as May 3, 2022 was 173,019,421 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Energy and Water Development Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$412,051	$589,668
Accounts receivable	55,112	55,169
Inventory	445,977	196,553
Prepaid expenses and other current assets	277,534	432,082
TOTAL CURRENT ASSETS	1,190,674	1,273,472

Property and equipment, net	37,392	3,834
Operating lease right-of-use asset	38,986	49,432

TOTAL ASSETS	$1,267,052	$1,326,738

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$905,144	$941,309
Accounts payable – related party	124,370	124,370
Convertible loans payable, net of discounts	39,999	176,703
Due to officers	11,684	17,485
Derivative liability	—	354,160
Current portion of operating lease liability	38,986	39,148
Common stock subscriptions liability	—	377,350
TOTAL CURRENT LIABILITIES	$1,120,183	$2,030,525

Operating lease liability, net of current portion	—	10,283
TOTAL LIABILITIES	1,120,183	2,040,808

COMMITMENTS AND CONTINGENCIES (Note 16)	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, par value $.001 per share; 500,000,000 shares authorized, 9,780,976 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	9,781	9,781
Common stock, par value $.001 per share; 1,000,000,000 shares authorized, 162,389,201 and 143,840,643 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	162,389	143,840
Common stock subscriptions, 10,324,000 and 15,855,000 shares at March 31, 2022 and December 31, 2021, respectively	722,445	792,745
Additional paid in capital	22,034,831	20,777,401
Accumulated deficit	(22,754,103)	(22,395,393)
Accumulated other comprehensive loss	(28,474)	(42,444)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	146,869	(714,070)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,267,052	$1,326,738

See accompanying notes to the condensed consolidated financial statements (unaudited).

1

Energy and Water Development Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

GENERAL AND ADMINISTRATIVE EXPENSES
Marketing fees	$93,247	$165,188
Professional fees	101,898	57,002
Officers’ salaries and payroll taxes	113,237	75,000
Other general and administrative expenses	122,655	8,292
Travel and entertainment	12,075	—
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	443,112	305,482

LOSS FROM OPERATIONS	(443,112)	(305,482)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	243,653	310,348
Other income (expense)	(34,805)	—
Interest expense	(124,446)	(438,918)
TOTAL OTHER INCOME (EXPENSE)	84,402	(128,570

LOSS BEFORE TAXES	(358,710)	(434,052)

TAXES	—	—

NET LOSS	$(358,710)	$(434,052)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	13,970	(2,501)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	13,970	(2,501)

COMPREHENSIVE LOSS	(344,740)	(436,553)

Net loss per common share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	149,481,067	129,783,492

See accompanying notes to the condensed consolidated financial statements (unaudited).

2

Energy and Water Development Corp.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Subscriptions		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE AT DECEMBER 31, 2021	9,780,796	$9,781	143,840,643	$143,840	15,855,000	$792,745	$20,777,401	$(22,395,393)	$(42,444)	$(714,070)
Sale of Common Stock	—	—	17,453,000	17,453	(14,953,000)	(747,650)	1,030,197	—	—	300,000
Common stock issued for services	—	—	520,000	520	—	—	88,080	—	—	88,600
Common stock issued to satisfy convertible debt	—	—	540,716	541	—	—	49,459	—	—	50,000
Stock issued for interest and fees	—	—	34,842	35	—	—	3,187	—	—	3,222
Subscriptions liability reclassification to subscriptions	—	—	—	—	7,547,000	377,350	—	—	—	377,350
Derivative settled upon conversion of debt	—	—	—	—	—	—	110,507	—	—	110,507
Subscription deposits received	—	—	—	—	1,875,000	300,000	—	—	—	300,000
Costs associated with equity line of credit	—	—	—	—	—	—	(24,000)	—	—	(24,000)
Net loss	—	—	—	—	—	—	—	(358,710)	—	(358,710)
Other comprehensive loss	—	—	—	—	—	—	—	—	13,970	13,970
BALANCE AT March 31, 2022	9,780,796	$9,781	162,389,201	$162,389	10,324,000	$722,445	$22,034,831	$(22,754,103)	$(28,474)	$146,869

					Common Stock		Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Subscriptions		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE AT DECEMBER 31, 2020	9,780,976	$9,781	123,316,886	$123,316	10,040,000	$1,504,000	$16,153,038	$(19,357,927)	$—	$(1,567,792)
Sale of common stock	—	—	471,433	471	200,000	20,000	139,550	—	—	160,021
Common stock issued for services	—	—	500,000	500	—	—	164,500	—	—	165,000
Common stock issued to satisfy convertible loans payable	—	—	690,606	691	—	—	65,309	—	—	66,000
Common stock issued for interest and fees on convertible loans payable	—	—	38,690	39	—	—	3,402	—	—	3,441
Derivative liability settled upon conversion of loans payable	—	—	—	—	—	—	67,350	—	—	67,350
Common stock issued on subscriptions	—	—	10,040,000	10,040	(10,040,000)	(1,504,000)	1,493,960	—	—	—
Net loss	—	—	—	—	—	—	—	(434,052)	—	(434,052)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,501)	(2,501)
BALANCE AT MARCH 31, 2021	9,780,976	$9,781	135,057,615	$135,057	200,000	$20,000	$18,087,109	$(19,791,979)	$(2,501)	$(1,542,533)

See accompanying notes to the condensed consolidated financial statements (unaudited).

3

Energy and Water Development Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(358,710)	$(434,052)
Reconciliation of net loss to net cash used in operating activities
Amortization of debt discount and deferred financing costs	63,296	405,196
Depreciation expense	873	—
Change in fair value of derivative liability	(243,653)	(310,348)
Stock issued for services	88,600	165,000
Changes in operating assets and liabilities:
Inventory	(256,999)	—
Prepaid expenses and other current assets	142,910	(72,949)
Accounts payable and accrued expenses	(30,003)	(121,325)
Due to officers	(4,558)	30,167
CASH USED IN OPERATING ACTIVITIES	(598,244)	(338,311)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(34,525)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loans payable	—	369,500
Payments of convertible loans payable	(150,000)	(95,500)
Costs associated with equity line of credit	(24,000)	—
Proceeds from sale of common stock	300,000	160,021
Proceeds from common stock subscriptions	300,000	—
CASH PROVIDED BY FINANCING ACTIVITIES	426,000	434,021

Effect of exchange rate changes on cash	29,152	(2,501)

Net change in cash	(177,617)	93,209

Cash beginning of period	589,668	12,047

Cash end of period	$412,051	$105,256

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$67,940	$28,864
Cash paid for taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for interest and fees	$3,222	$3,441
Common stock issued to convert loans payable	$50,000	$66,000
Derivative liability discount	$—	$730,280
Derivative liability settled upon conversion of debt	$110,507	$67,350
Reclassification of common stock subscription liability to common stock subscriptions	$377,350	$—
Reclassification of common stock subscriptions to common stock	$747,650	$1,504,000

See accompanying notes to the condensed consolidated financial statements (unaudited).

4

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

On May 7th, 2021, the Company established an official Branch to initiate operations and assist on the establishment of an official subsidiary. On November 9, 2021, the Company established an official Subsidiary of EAWD in Germany to ensure the company is positioned to service its growing business in one of the EU’s most environmentally progressive countries. The company was incorporated under the name of Energy and Water development Deutschland GmbH, in Hamburg.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of EAWD and its subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements (unaudited) include the accounts of Energy and Water Development Corp. and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements of Energy and Water Development Corp. for the fiscal year ended December 31, 2021, have been omitted.

 Foreign currency translation

The United States dollar (“USD”) is the Company’s reporting currency. The Company has a subsidiary located in Germany. The net sales generated, and the related expenses directly incurred from the operations, if any, are denominated in local currency, Euro (“Euro”). The functional currency of the subsidiary is generally the same as the local currency.

Assets and liabilities measured in Euros are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive loss in its balance sheets. Income and expense accounts are translated at the average exchange rate for the period. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. During the three months ended March 31, 2022 the Company used a spot rate of 1.11 and an average rate of 1.12 when converting EURO to USD.

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

Cash

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has $412,051 and $589,668 cash at March 31, 2022 and December 31, 2021, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value using the first in, first out (FIFO) method. A reserve is established if necessary to reduce excess or obsolete inventories to their net realizable value.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include prepaid inventory, purchase deposits, miscellaneous prepaid expenses, value added tax receivable, and a security deposit.

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

Useful Life (in years)
Office equipment	5
Furniture and fixtures	7
Automobile	8

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. As of March 31, 2022 and December 31, 2021, unamortized deferred financing costs were $0 and $6,663, respectively and are netted against the related debt.

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

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, our derivative liabilities as of March 31, 2022 and December 31, 2021, were $0 and $354,160, respectively and measured on Level 3 inputs.

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

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As discussed more fully in Note 10, convertible note holders have the option of converting their loans into common shares subject to the terms and features offered by the specific convertible notes. Some note holders were also granted purchase options to purchase additional shares subject to the features of each purchase option. If the convertible note holders of unexercised convertible notes exercised their conversion feature and the additional purchase options, they would represent 0 and 2,708,091 in additional common shares at March 31, 2022 and 2021, respectively.  The potential shares from both the conversion feature and the rights to purchase additional shares were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

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

On January 1, 2022, the Company adopted ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The adoption of ASU 2020-06 did not have a material impact on the Company’s condensed consolidated financial statements.

On January 1, 2022, the Company adopted ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), which will clarify and reduce diversity in practice. Specifically, the new standard includes a recognition model comprising four categories of transactions and corresponding accounting treatment for each category. The category that would apply to a modification or an exchange of an equity-classified warrant would depend on the substance of the modification transaction (e.g., a financing transaction to raise equity versus one to raise debt). This recognition model is premised on the idea that the accounting for the transaction should not differ from what it would have been had the issuer of the warrants paid cash instead of modifying the warrants. The adoption of ASU 2021-04 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 4. Going Concern

During the year ended December 31, 2021, pursuant to an equipment sale agreement, the Company recognized revenue of $550,000 for the sale of equipment, along with $350,000 for the cost of construction, earning $200,000 gross profit. The Company has incurred operating losses since it began operations (December 2012) totaling $22,754,103 at March 31, 2022. During the three months ended March 31, 2022, the Corporation incurred net losses of $358,710. The Company had working capital of $70,491 at March 31, 2022.

The Company’s ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business and availability to sufficient resources.

Management expects sales operations to continue to expand. If necessary, the Company will need to raise additional funds during 2022. Management of the Company intends to raise additional funds through the issuance of equity securities or debt, credit lines or advances from suppliers. The ability of the Company to continue as a going concern depends upon its ability to generate sales or obtain additional funding to finance operating losses until the Corporation is profitable.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 5. Accounts Receivable

At March 31, 2022 and December 31, 2021, accounts receivable was $55,112 and $55,169, respectively, and determined to be fully collectible.

Note 6. Inventory

The components of inventory at March 31, 2022 and December 31, 2021, consisted of the following:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Work in progress	$445,977	$196,553
Inventory, net	$445,977	$196,553

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 7. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets at March 31, 2022 and December 31, 2021, consisted of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
Prepayment on inventory not received	$33,000	$225,979
Prepaid expenses	143,158	113,600
Value added tax receivable	94,162	83,602
Security deposit	7,214	7,394
Purchase deposits	—	1,507
Prepaid expenses and other current assets	$277,534	$432,082

Note 8. Property and Equipment, net

The components of property and equipment at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Office equipment	$4,015	$1,526
Furniture and fixtures	2,550	2,607
Automobile	32,000	—
Property and equipment, gross	38,565	4,133
Less: Accumulated depreciation	(1,173)	(299)
Property and equipment, net	$37,392	$3,834

Depreciation expense for the three months ended March 31, 2022 and 2021 was $873 and $0, respectively, and is included in other general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

Note 9. Accounts Payable and Accrued Expenses and Accounts payable – Related Party

Significant components of accounts payable and accrued expenses at March 31 ,2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
	(Unaudited)

Accounts payable	$218,714	$251,404
Accounts payable – related party	124,370	124,370
Accrued expenses	265,506	385,776
Accrued legal costs	349,726	253,901
Accrued salary	71,198	50,228
Accounts payable and accrued expenses and accounts payable – related party	$1,029,514	$1,065,679

As of March 31, 2022 and December 31, 2021, the Company owed Virhtech Gmbh, a related party of the Company, $124,370, for services performed for the Company and is classified as accounts payable – related party on the condensed consolidated balance sheets.

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 10. Convertible Loans Payable

As of March 31, 2022 and December 31, 2021, the balance of convertible loans payable net of discount was $39,999 and $176,703, respectively.

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

Amount
Balance of convertible loan payables, net of discounts on December 31, 2020	$149,241
Issuances of debt	404,000
Settlement of debt	(95,500)
Amortization of debt discount	402,125
Debt discount	(406,500)
Deferred financing costs	(6,663)
Conversions	(270,000)
Balance of convertible loan payables, net of discounts on December 31, 2021	$176,703
Amortization of debt discount	63,296
Settlement of debt	(150,000)
Conversions	(50,000)
Balance of convertible loan payables, net of discounts on March 31, 2022 (Unaudited)	$39,999

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

Based on the various convertible notes described above, the fair value of applicable derivative liabilities on notes and change in fair value of derivative liability are as follows as of March 31, 2022 and December 31, 2021:

Total
Balance of derivative liability as of December 31, 2020	$310,641
Change due to issuances	746,672
Change due to exercise / redemptions	(1,972,419)
Change in fair value	1,269,266
Balance of derivative liability as of December 31, 2021	$354,160
Change due to issuances	—
Change due to exercise / redemptions	(110,507)
Change in fair value	(243,653)
Balance of derivative liability as of March 31, 2022 (Unaudited)	$—

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the periods ended March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022	December 31, 2021
(Unaudited)
Stock price	$0.19 - 0.20	$0.16 – 0.45
Exercise price	$0.09 0.11	$0.03 – 0.20
Contractual term (in years)	0.64 – 0.68	0.27 – 1
Volatility (annual)	1,313% – 1,368%	149% – 2,095%
Risk-free rate	0.51% – 0.78%	0.04% – 0.39%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

Fair Value measured at March 31, 2022 (Unaudited)
	Quoted prices in	Significant other	Significant	Fair value at
	active markets	observable inputs	unobservable inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2022
Derivative liability	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Fair value measured at December 31, 2021
	Quoted prices in	Significant other	Significant	Fair value at
	active markets	observable inputs	unobservable inputs	December 31
	(Level 1)	(Level 2)	(Level 3)	2021
Derivative liability	$—	$—	$354,160	$354,160
Total	$—	$—	$354,160	$354,160

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022 and 2021, the Company recorded gains of $243,653 and $310,348, respectively, from the change in fair value of derivative liability.

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 12. Leases

The Company’s leases do not provide an implicit rate that can be readily determined. Therefore, the Company uses discount rates based on the incremental borrowing rate of its current external debt of 8%.

The Company’s weighted-average remaining lease term relating to its operating leases is 1.00 years, with a weighted-average discount rate of the 8.00%.

The Company incurred lease expense for its operating leases of $10,173 and $2,034, respectively , which was included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022 and 2021, the Company made cash lease payments of $10,173 and $2,034, respectively. At March 31, 2022 and December 31, 2021, the operating lease right-of-use asset was $38,986 and $49,432, respectively, the current portion of operating lease liability was $38,986 and $39,148, respectively, and the operating lease liability, net of current portion was $0 and $10,283, respectively.

The following table presents information about the future maturity of the lease liability under the Company’s operating leases as of March 31, 2022.

Maturity of Lease Liability	Amount
2022 (remainder of the year)	$30,519
2023	10,177
Total undiscounted lease payments	40,696
Less: Imputed interest	(1,710)
Present value of lease liabilities	$38,986
Remaining lease term (in years)	1.00

Note 13. Related Party Transactions

Due to officers

Amounts due to officers as of March 31, 2022 and December 31, 2021 are comprised of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
Ralph Hofmeier:
Accrued salaries	$11,684	$17,485
Total due to Ralph Hofmeier	11,684	17,485
Total due to officers	$11,684	$17,485

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

In 2020, manufacture of the unit was delayed due to Covid-19 related issues. The Company and EAWC-TV agreed as it had done in 2019, to clear the outstanding balances in the D/T/F EAWC-TV and the outstanding balance it carried in its accounts payable account for administrative services, which it did on December 26, 2020 which resulted in an additional down payment of $193,497. EAWC-TV has an unpaid balance on the equipment of $55,112 and 55,169 as of March 31, 2022 and December 31, 2021, respectively, which represents the balance of the Company’s outstanding accounts receivable as of March 31, 2022 and December 31, 2021.

Virhtech Gmbh

As of March 31, 2022 and December 31, 2021, the Company owed Virhtech Gmbh, a related party of the Company, $124,370 for services performed for the Company and is classified as accounts payable – related party on the condensed consolidated balance sheets.

Investor deposit and officer compensation

As of December 31, 2021, the Company recorded $792,745, or 15,855,000 common shares to be issued, as common stock subscriptions within stockholders’ deficit and $377,350, or 7,547,000 common shares to be issued, as a common stock subscription liability for stock issuance transactions in process. The $1,170,095 is part of pending stock sales for 23,402,000 shares that has been funded and is waiting issuance to complete the sale at December 31, 2021. The common stock subscription liability consists of cash received for future share issuances in which a sales and purchase agreement was not signed and returned from the investor.

For the three months ended March 31, 2022, the Company recorded $722,445 in common stock subscriptions for stock issuance transactions in process. The $722,445 was part of pending stock sales for 10,324,000 shares that has been funded and was waiting issuance to complete the sale. Shares were issued within the period of April 2022.

Note 14. Stockholders’ Equity (Deficit)

Preferred Stock

Authorized: 500,000,000 shares of voting preferred stock with a par value of $0.001.

Common Stock

Authorized: 1,000,000,000 shares of voting common stock with a par value of $0.001.

During the three months ended March 31, 2022 the Company engaged in the following equity events:

•

On January 26, 2022 the Company entered into a two year equity Line of credit (“ELOC”) with an investor to provide up to $5 million. As of March 31, 2022, 2,500,000 common shares were issued pursuant to this agreement, including 500,000 common shares as the agreed upon commitment fee. The initial purchase in this agreement was for $300,000. See Note 16 for more information.

•

On January 14, 2022, the Company completed a conversion of our outstanding convertible debt by exchanging $53,222 cash for retiring $50,000 in convertible debt along with $3,222 in interest for a total of 575,558 common shares.

•	On February 2, 2022, the Company issued 20,000 shares of the Company’s common stock to a vendor for services valued at $3,600.
•	On February 3, 2022, the Company issued 500,000 shares of the Company’s common stock to a vendor for services valued at $85,000.
•

On February 18, 2022, the Company received a deposit in the amount of $300,000 for 1,875,000 common shares to be issued pursuant to a securities purchase agreement. As of April 14, 2022, these shares have been issued.

•	From January 1, 2022 through March 31, 2022, the Company has issued 14,953,000 common shares related to subscriptions outstanding at December 31, 2021.

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

A summary of information regarding the Corporation’s common stock options outstanding is as follows:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term (Years)
Outstanding at December 31, 2020	2,200,000	$0.10	1.0
Issued	—	—	—
Exercised	(2,200,000)	—	—
Outstanding at December 31, 2021	—	—	—
Issued	—	—	—
Expired	—	—	—
Outstanding at March 31, 2022	—	$—	—

The above outstanding options were granted on January 1, 2012, to a former Corporation’s executive. The options vest 20,000 options per month with 2,200,000 being vested and exercisable at December 31, 2018. These options expired in January 2021. During the three months ended March 31, 2022 and 2021, the Corporation did not recognize any stock-based compensation expense.

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

Note 16. Commitments and Contingencies

Commitments

Equity Line of Credit

The Company entered into a two-year Equity Line of Credit pursuant to an Equity Purchase Agreement with Tysadco Partners, LLC, dated January 26, 2022. Pursuant to the agreement, Tysadco Partners agreed to invest up to $5,000,000 to purchase the Company’s Common Stock, par value $0.001 per share, and upon execution of the ELOC the Company issued an additional 500,000 shares of common stock to Tysadco Partners as commitment shares in accordance with the closing conditions within the ELOC. Requests are limited to the lesser of $1,000,000 or 500% of the average shares traded for the 10 days prior the Closing Request Date. The purchase price per common share purchased shall equal 85% of the average of the two lowest daily traded VWAP during the 5 trading days commencing with the put notice date. In addition, the Company and Tysadco Partners entered into a Registration Rights Agreement, whereby the Company shall register the securities on a registration statement covering the Offering Amount with the SEC within forty-five days of filing its 10-K for the year ended December 31, 2021. If the Company fails do register the Securities, then for each thirty-day period thereafter, the Commitment Fee will increase by $10,000 payable in restricted common stock at $0.20 and capped at $20,000. As of the date of this filing, the Company has not filed the registration statement.

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

Lease

Our registered office is located at 7901 4th Street N STE #4174, St. Petersburg, Florida 33702. Our telephone number is +1 (727) 677-9408. Office services are contracted for on a month-to-month basis in this Address. In October 2020, the Company established its official registered Branch in Hamburg Germany; the office Address until March 31, 2021 was Offakamp 9f- 2.17. On April 1, 2021, the Company entered into two lease agreements for a workshop located at Industriestraße 17, 25462 Relligen and an office located at Ballindam 3 20095 Hamburg, Germany. Our Telephone number is +49 40 809081354. Rent expense in the three months ending March 31, 2022 and 2021 amounted to $19,521 and $2,034, respectively.

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

CocoGrove – Case No. 09-81555 CA 21 in Miami-Dade County, Florida. The nature of the litigation was for breach of a lease agreement. This case is concluded with a judgement against the Company on July 7, 2010 for $84,393 plus 6% interest which as of March 31, 2021 interest had accrued to $60,402. There have been no efforts to seek collection of this judgement. Management intends to settle this judgement when it is in a financial position to make a payment.

Note 10. Subsequent Events

From April 1, 2022 through April 26, 2022, the Company has issued 10,324,000 common shares related to subscriptions outstanding at March 31, 2022.

On April 18, 2022, 78,947 shares of the company’s common stock were issued pursuant to a securities purchase agreement in exchange for $15,000.

On April 25, 2022, the Company entered into a Services Supplier Agreement with a vendor to provide 227,273 shares of the Company’s common stock valued at $100,000 for consulting services. As of April 27, 2022, these common shares have been issued to the vendor.

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended March 31, 2022 Compared to the three Months ended March 31, 2021

Revenue

The Company recognized no revenue during the three months ended March 31, 2022 and 2021.

Cost of equipment sold

The Company recognized no cost of equipment sold during the three months ended March 31, 2022 and 2021.

General and Administrative Expense

General and administrative expense increased by $137,630 to $443,112 for the three months ended March 31, 2022 from $305,482 for the three months ended March 31, 2021.

The increase in general and administrative expenses was primarily due to an increase in professional fees of $44,896, officer’s salaries of $38,237, and other general and administrative expenses by $114,363, offset by a decrease in marketing fees of $71,941.

Other Income (Expense)

The Company had other income of $84,402 for the three months ended March 31, 2022 compared to other expense of $128,570 for the three months ended March 31, 2021. The increase in income is primarily the result of a reduction in interest expense of $314,472 offset by a decrease in the gain on derivative liability of $66,695 and increase in other expense of $34,805.

Net Loss

Net loss decreased by $75,342 to $358,710 for the three months ended March 31, 2022 from $434,052 for the three months ended March 31, 2021. This increase was attributable to the net increases and decreases as discussed above.

LIQUIDITY and CAPITAL RESOURCES

We had $412,051 cash and working capital of $70,491 at March 31, 2022. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties discussed more fully below.

We have sustained operating losses since our operations began. At March 31, 2022, we had an accumulated deficit of $22,754,103. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining more project contracts, among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

We have satisfied our cash and working capital requirements in the three months ended March 31, 2022, through the sale of common stock.

Comparison of Cash Flows for the Three Months Ended March 31, 2022 (2022) and March 31, 2021 (2021)

Net cash used in operating activities

We used $598,244 of cash in our operating activities in 2022 compared to $338,311 used in 2021. The increase in cash used of $259,933 includes a net loss of $358,710, offset by non-cash expenses of $90,884 principally related to amortization of debt discount and deferred financing costs of $63,296, depreciation expense of $873, and common stock issued for services of $88,600, offset by a change in fair value of derivative liability of $243,653, as well as cash used in working capital items in the amount of $148,650 principally related to an increase in inventory of $256,999, a decrease in accounts payable and accrued expenses of $30,003, and a decrease in due to officers of $4,558, offset by a decrease in prepaid expenses and other current assets of $142,910.

Cash Flows from Investing Activities

The Company used $34,525 in cash from financing activities to purchase property and equipment.

Cash Flows from Financing Activities

We received $426,000 (2022) and $434,021 (2021) in cash provided from financing activities. The net decrease of $8,021 is due primarily to a $369,500 decrease in financing through issuance of convertible loans, a $54,500 increase in payments of convertible loans payable, and a $24,000 decrease due to costs associated entering the equity line of credit, offset by an increase of $439,979 from proceeds from the sale of stock and subscriptions.

Financial Position

Total Assets – At March 31, 2022 the Company had $1,267,052 representing $412,051 in cash, $55,112 in accounts receivable, $445,977 in inventory, $277,534 in prepaid expenses and other current assets, $37,392 in property and equipment, and $38,986 in operating lease right-of-use asset.

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

Through our BlueTech Alliance for Water Generation established in December 2020, we have state of the art technology partners, technology transfer agreements, and technology representation agreements in place relating to aspects of renewable energy and water supply. These unique key relationships offer important selling features and capabilities that differentiated EAWD from its competitors.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

During the year ended December 31, 2021, pursuant to an equipment sale agreement, the Company recognized revenue of $550,000 for a sale of equipment, along with $350,000 for the cost of construction, earning $200,000 gross profit. The next operational step to accomplish is to achieve sufficient sales volume to yield positive a net income. Due to the timing of the project build out, the Company has not currently recorded any revenue and consequently has incurred operating losses since it began operations (December 2012) totaling $22,754,103 at March 31, 2022. During the three months ended March 31, 2022, the Corporation incurred net losses of $358,710. The Company also had a working capital of $70,491 at March 31, 2022.

The Company’s ability to transition to profitable operations is dependent upon achieving a level of revenue adequate to support its cost structure. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business and availability to sufficient resources.

At the filling date of this report, management plans to conclude the sales in Germany and in other regions of the world further the received approved proposals, which would bring a growing revenue. Managements plans to expand the sales operations by greater market penetration of the Agriculture, Industrial and Community development market with its water and energy generation, innovative solution, this to make sales operations to continue to expand. Management also plans to raise additional funds during 2022; through the issuance of equity securities and from deposits related to purchases orders on proposals pending customer acceptance as well, if necessary, loans from management and third-party lender. Management also plans to defer expenses by centralizing assembling, logistic and administration operations expenses. By doing so, the company would identify a bigger place to use as self-sufficient energy supply warehouse to be able to centralize the storage of supplies, while securing its inventory, this would reduce the costs of the assembling and the administrative operations, the company would acquire its own electrical trucks as well, to reduce cost of transportation of supplies.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of December 31, 2021. This evaluation was carried out by our Principal Executive Officer and our Principal Finance Officer. Based on that evaluation, our Principal Executive Officer and our Principal Finance Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that, as of March 31, 2022, our disclosure controls and procedures were not effective:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

CocoGrove – Case No. 09-81555 CA 21 in Miami-Dade County, Florida. The nature of the litigation was for breach of a lease agreement. This case is concluded with a judgement against the Company on July 7, 2010 for $84,393 plus 6% interest which as of March 31, 2021 interest had accrued to $60,402. There have been no efforts to seek collection of this judgement. Management intends to resolve this matter when it is in a financial position to make a payment.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued the following common shares during the three months ended March 31, 2022:

•	During the three months ended March 31, 2022, 2,500,000 common shares were issued pursuant to the ELOC including 500,000 common shares as the agreed upon commitment fee. The initial purchase in this agreement was for $300,000.
•	On January 14, 2022, the Company completed a conversion of our outstanding convertible debt by exchanging $53,222 cash for retiring $50,000 in convertible debt along with $3,222 in interest for a total of 575,558 common shares.
•	On February 2, 2022, the Company issued 20,000 shares of the Company’s common stock to a vendor for services valued at $3,600.
•	On February 3, 2022, the Company issued 500,000 shares of the Company’s common stock to a vendor for services.
•	From January 1, 2022 through March 31, 2022, the Company has issued 14,953,000 common shares related to subscriptions outstanding at December 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

N/A

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

Energy and Water Development Corp.

Date: May 10, 2022	By:	/s/ Ralph Hofmeier
Ralph Hofmeier
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph Hofmeier	President, Chief Executive Officer, Director, and	May 10, 2022
Ralph Hofmeier	Chairman (Principal Executive Officer)

/s/ Irma Velazquez	Chief Operating Officer (Principal Financial Officer and	May 10, 2022
Irma Velazquez	Principal Accounting Officer), Director and Vice-Chairman