Form 10-Q
period 2022-09-30
Energy & Water Development Corp
filed 2022-11-08
CIK 1563298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

The number of shares outstanding of the registrant’s classes of common stock as November 3, 2022 was 178,447,235 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Energy and Water Development Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$56,983	$589,668
Accounts receivable	54,822	55,169
Inventory	416,509	196,553
Prepaid expenses and other current assets	300,790	432,082
TOTAL CURRENT ASSETS	829,104	1,273,472

Property and equipment, net	69,862	3,834
Operating lease right-of-use asset	77,697	49,432

TOTAL ASSETS	$976,663	$1,326,738

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$975,159	$941,309
Accounts payable – related party	53,275	124,370
Convertible loans payable, net of discounts	39,999	176,703
Due to officers	105,020	17,485
Derivative liability	—	354,160
Current portion of operating lease liability	68,740	39,148
Common stock subscriptions liability	—	377,350
TOTAL CURRENT LIABILITIES	$1,242,193	$2,030,525

Operating lease liability, net of current portion	8,957	10,283
TOTAL LIABILITIES	1,251,150	2,040,808

COMMITMENTS AND CONTINGENCIES (Note 14)	—	—

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 500,000,000 shares authorized, 9,780,976 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	9,781	9,781
Common stock, par value $.001 per share; 1,000,000,000 shares authorized, 177,870,062 and 143,840,643 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	177,870	143,840
Common stock subscriptions, 0 and 15,855,000 shares at September 30, 2022 and December 31, 2021, respectively	—	792,745
Additional paid in capital	23,386,295	20,777,401
Accumulated deficit	(23,940,116)	(22,395,393)
Accumulated other comprehensive income (loss)	91,683	(42,444)
TOTAL STOCKHOLDERS' DEFICIT	(274,487)	(714,070)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$976,663	$1,326,738

See accompanying notes to the condensed consolidated financial statements (unaudited).

1

Energy and Water Development Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

GENERAL and ADMINISTRATIVE EXPENSES
Marketing fees	$129,714	$1,357	$223,313	$168,832
Officers’ salaries and payroll taxes	128,545	68,195	364,818	225,472
Professional fees	106,853	68,272	398,593	159,538
Travel and entertainment	5,920	13,696	24,368	13,696
Other general and administrative expenses	146,268	56,356	384,559	103,169
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	517,300	207,876	1,395,651	670,707

LOSS FROM OPERATIONS	(517,300)	(207,876)	(1,395,651)	(670,707)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	—	(178,673)	243,653	4,820
Other expense	(134,599)	—	(267,013)	—
Interest income (expense), net	—	(115,506)	(125,712)	(673,701)
TOTAL OTHER INCOME (EXPENSE)	(134,599)	(294,179)	(149,072)	(668,881)

LOSS BEFORE TAXES	(651,899)	(502,055)	(1,544,723)	(1,339,588)

TAXES	—	—	—	—

NET LOSS	$(651,899)	(502,055)	(1,544,723)	(1,339,588)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	76,694	(10,027)	134,127	(13,933)
TOTAL OTHER COMPREHENSIVE LOSS	76,694	(10,027)	134,127	(13,933)

COMPREHENSIVE LOSS	$(575,205)	$(512,082)	$(1,410,596)	$(1,353,521)

Net loss per common share - Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net loss per common share - Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - Basic	175,760,253	139,144,989	165,908,048	134,931,518
Weighted average number of common shares outstanding - Diluted	175,760,253	139,144,989	165,908,048	134,931,518

See accompanying notes to the condensed consolidated financial statements (unaudited).

2

Energy and Water Development Corp.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Subscriptions		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE AT DECEMBER 31, 2021	9,780,796	$9,781	143,840,643	$143,840	15,855,000	$792,745	$20,777,401	$(22,395,393)	$(42,444)	$(714,070)
Sale of Common Stock	—	—	17,453,000	17,453	(14,953,000)	(747,650)	1,030,197	—	—	300,000
Common stock issued for services	—	—	520,000	520	—	—	88,080	—	—	88,600
Common stock issued to satisfy convertible debt	—	—	540,716	541	—	—	49,459	—	—	50,000
Stock issued for interest and fees	—	—	34,842	35	—	—	3,187	—	—	3,222
Subscriptions liability reclassification to subscriptions	—	—	—	—	7,547,000	377,350	—	—	—	377,350
Derivative settled upon conversion of debt	—	—	—	—	—	—	110,507	—	—	110,507
Subscription deposits received	—	—	—	—	1,875,000	300,000	—	—	—	300,000
Costs associated with equity line of credit	—	—	—	—	—	—	(24,000)	—	—	(24,000)
Net loss	—	—	—	—	—	—	—	(358,710)	—	(358,710)
Other comprehensive loss	—	—	—	—	—	—	—	—	13,970	13,970
BALANCE AT March 31, 2022	9,780,796	$9,781	162,389,201	$162,389	10,324,000	$722,445	$22,034,831	$(22,754,103)	$(28,474)	$146,869
Sale of Common Stock	—	—	10,402,947	10,403	(10,324,000)	(722,445)	727,042	—	—	15,000
Common stock issued for services	—	—	227,273	227	—	—	49,773	—	—	50,000
Subscription deposits received	—	—	—	—	1,000,000	150,000	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	(534,114)	—	(534,114)
Other comprehensive loss	—	—	—	—	—	—	—	—	43,463	43,463
BALANCE AT June 30, 2022	9,780,796	$9,781	173,019,421	$173,019	1,000,000	$150,000	$22,811,646	$(23,288,217)	$14,989	$(128,782)
Sale of Common Stock	—	—	4,023,368	4,023	(1,000,000)	(150,000)	445,977	—	—	300,000
Common stock issued for services	—	—	827,273	828	—	—	128,672	—	—	129,500
Net loss	—	—	—	—	—	—	—	(651,899)	—	(651,899)
Other comprehensive loss	—	—	—	—	—	—	—	—	76,694	76,694
BALANCE AT September 30, 2022	9,780,796	$9,781	177,870,062	$177,870	—	$—	$23,386,295	$(23,940,116)	$91,683	$(274,487)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Condensed Statements of Changes in Stockholders’ Deficit (Continued)

(Unaudited)

									Accumulated
	Preferred Stock		Common Stock		Common Stock Subscriptions		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE AT DECEMBER 31, 2020	9,780,976	$9,781	123,316,886	$123,316	10,040,000	$1,504,000	$16,153,038	$(19,357,927)	—	$(1,567,792)
Sale of common stock	—	—	471,433	471	200,000	20,000	139,550	—		160,021
Common stock issued for services	—	—	500,000	500	—	—	164,500	—		165,000
Common stock issued to satisfy convertible loans payable	—	—	690,606	691	—	—	65,309	—		66,000
Common stock issued for interest and fees on convertible loans payable	—	—	38,690	39	—	—	3,402	—		3,441
Derivative liability settled upon conversion of loans payable	—	—	—	—	—	—	67,350	—		67,350
Common stock issued on subscriptions	—	—	10,040,000	10,040	(10,040,000)	(1,504,000)	1,493,960	—		—
Net loss	—	—	—	—	—	—	—	(434,052)		(434,052)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,501)	(2,501)
BALANCE AT MARCH 31, 2021	9,780,976	$9,781	135,057,615	$135,057	200,000	$20,000	$18,087,109	$(19,791,979)	$(2,501)	$(1,542,533)
Sale of common stock	—	—	2,091,662	2,092	1,562,322	212,100	238,908	—	—	453,100
Common stock issued on subscriptions	—	—	150,000	150	(150,000)	(15,000)	14,850	—	—	—
Net loss	—	—	—	—	—	—	—	(403,481)	—	(403,481)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,405)	(1,405)
BALANCE AT JUNE 30, 2021	9,780,976	$9,781	137,299,277	$137,299	1,612,322	$217,100	$18,340,867	$(20,195,460)	$(3,906)	$(1,494,319)
Sale of common stock	—	—	666,594	667	78,033	27,350	99,323	—	—	127,340
Common stock issued on subscriptions	—	—	1,612,322	1,612	(1,612,322)	(217,100)	215,488	—	—	—
Net loss	—	—	—	—	—	—	—	(502,055)	—	(502,055)
Other comprehensive loss	—	—	—	—	—	—	—	—	(10,027)	(10,027)
BALANCE AT SEPTEMBER 30, 2021	9,780,976	$9,781	139,578,193	$139,578	78,033	$27,350	$18,655,678	$(20,697,515)	$(13,933)	$(1,879,061)

4

Energy and Water Development Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,544,723)	$(1,339,588)
Reconciliation of net loss to net cash used in operating activities
Amortization of debt discount and deferred financing costs	63,296	621,240
Depreciation expense	7,778	124
Change in fair value of derivative liability	(243,653)	(4,821)
Stock issued for services	268,100	165,000
Foreign currency (gain) loss	265,444	—
Changes in operating assets and liabilities:
Inventory	(272,143)	(403,932)
Prepaid expenses and other current assets	75,370	(183,532)
Accounts payable and accrued expenses	47,883	196,462
Due to related party	(71,095)	—
Due to officers	85,169	(68)
CASH USED IN OPERATING ACTIVITIES	(1,318,574)	(949,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(78,123)	(4,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loans payable	—	369,500
Payments of convertible loans payable	(150,000)	(95,500)
Costs associated with equity line of credit	(24,000)
Proceeds from sale of common stock	765,000	740,461
Proceeds from common stock subscriptions	300,000	—
CASH PROVIDED BY FINANCING ACTIVITIES	891,000	1,014,461

Effect of exchange rate changes on cash	(26,988)	(13,933)

Net change in cash	(532,685)	47,112

Cash beginning of period	589,668	12,047

Cash end of period	$56,983	$59,159

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$67,940	$28,864
Cash paid for taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for interest and fees	$3,222	$3,441
Reclassification of common stock subscriptions to common stock	$747,650	$1,736,100
Common shares issued for conversion of loans payable	$50,000	$66,000
Increase in derivative liability	$—	$730,280
Derivative settled upon conversion of debt	$110,507	$67,350
Reclassification of common stock subscription liability to common stock subscriptions	$377,350	$—
Right of use asset exchanged for lease liability	$—	$79,214

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

On May 19, 2022, the Company initiated the process for the establishment of an additional Subsidiary of EAWD in Germany to provide logistics services for EAWD Deutschland. This subsidiary has been now fully incorporated under the name of EAWD Logistik GmbH (“EAWD Logistik”), in Frankfurt, Germany.

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

Assets and liabilities measured in Euros are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive loss in its balance sheets. Income and expense accounts are translated at the average exchange rate for the period. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. During the three and nine months ended September 30, 2022 the Company used a spot rate of 1.07 and an average rate of 0.97 when converting EURO to USD.

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

Cash

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has $56,983 and $589,668 cash at September 30, 2022 and December 31, 2021, respectively.

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

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. As of September 30, 2022 and December 31, 2021, unamortized deferred financing costs were $0 and $6,663, respectively and are netted against the related debt.

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

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, our derivative liabilities as of September 30, 2022 and December 31, 2021, were $0 and $354,160, respectively and measured on Level 3 inputs.

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

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As discussed more fully in Note 10, convertible note holders have the option of converting their loans into common shares subject to the terms and features offered by the specific convertible notes. Some note holders were also granted purchase options to purchase additional shares subject to the features of each purchase option. If the convertible note holders of unexercised convertible notes exercised their conversion feature and the additional purchase options, they would represent 0 for the three and nine months ended September 30, 2022, and 10,114,286 in additional common shares for the three and nine months ended September 30, 2021.  The potential shares from both the conversion feature and the rights to purchase additional shares were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

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

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 4. Going Concern

The Company has incurred operating losses since it began operations (December 2012) totaling $23,386,295  at September 30, 2022. During the three and nine months ended September 30, 2022, the Corporation incurred net losses of $651,899 and $1,544,723,  respectively. The Company had a working capital deficit of $413,089 at September 30, 2022.

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

Note 5. Accounts Receivable

At September 30, 2022 and December 31, 2021, accounts receivable was $54,822 and $55,169, respectively, and determined to be fully collectible.

Note 6. Inventory

The components of inventory at September 30, 2022  and December 31, 2021, consisted of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Work in progress	$416,509	$196,553
Inventory, net	$416,509	$196,553

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 7. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets at September 30, 2022 and December 31, 2021, consisted of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)
Prepayment on inventory not received	$—	$225,979
Prepaid expenses	160,907	113,600
Value added tax receivable	130,000	83,602
Security deposit	9,883	7,394
Purchase deposits	—	1,507
Prepaid expenses and other current assets	$300,790	$432,082

Note 8. Property and Equipment, net

The components of property and equipment at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Office equipment	$3,831	$1,526
Furniture and fixtures	2,231	2,607
Machinery and equipment	39,832	—
Automobile	32,000	—
Property and equipment, gross	77,894	4,133
Less: Accumulated depreciation	(8,032)	(299)
Property and equipment, net	$69,862	$3,834

Depreciation expense for the three months ended September 30, 2022 and 2021 was $3,011 and $124, respectively, and for the nine months ended September 30, 2022 and 2021 was $7,778 and $124, respectively, and is included in other general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

Note 9. Accounts Payable and Accrued Expenses and Accounts payable – Related Party

Significant components of accounts payable and accrued expenses at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
	(Unaudited)

Accounts payable	$239,467	$251,404
Accounts payable – related party	53,275	124,370
Accrued expenses	272,916	385,776
Accrued legal costs	349,726	253,901
Accrued salary	113,050	50,228
Accounts payable and accrued expenses and accounts payable – related party	$1,028,434	$1,065,679

As of September 30, 2022 and December 31, 2021, the Company owed Virhtech GmbH, a related party of the Company, $53,275  and $124,370, respectively, for services performed for the Company and is classified as accounts payable – related party on the condensed consolidated balance sheets.

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 10. Convertible Loans Payable

As of September 30, 2022 and December 31, 2021, the balance of convertible loans payable net of discount was $39,999 and $176,703, respectively.

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

Amount
Balance of convertible loan payables, net of discounts on December 31, 2020	$149,241
Issuances of debt	404,000
Settlement of debt	(95,500)
Amortization of debt discount	402,125
Debt discount	(406,500)
Deferred financing costs	(6,663)
Conversions	(270,000)
Balance of convertible loan payables, net of discounts on December 31, 2021	$176,703
Amortization of debt discount	63,296
Settlement of debt	(150,000)
Conversions	(50,000)
Balance of convertible loan payables, net of discounts on September 30, 2022 (Unaudited)	$39,999

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

Based on the various convertible notes described above, the fair value of applicable derivative liabilities on notes and change in fair value of derivative liability are as follows as of September 30, 2022 and December 31, 2021:

Total
Balance of derivative liability as of December 31, 2020	$310,641
Change due to issuances	746,672
Change due to exercise / redemptions	(1,972,419)
Change in fair value	1,269,266
Balance of derivative liability as of December 31, 2021	$354,160
Change due to exercise / redemptions	(110,507)
Change in fair value	(243,653)
Balance of derivative liability as of September 30, 2022 (Unaudited)	$—

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the periods ended September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
(Unaudited)
Stock price	$0.19 - 0.20	$0.16 – 0.45
Exercise price	$0.09 0.11	$0.03 – 0.20
Contractual term (in years)	0.64 – 0.68	0.27 – 1
Volatility (annual)	1,313% – 1,368%	149% – 2,095%
Risk-free rate	0.51% – 0.78%	0.04% – 0.39%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

Fair Value measured at September 30, 2022 (Unaudited)
	Quoted prices in	Significant other	Significant	Fair value at
	active markets	observable inputs	unobservable inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2022
Derivative liability	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Fair value measured at December 31, 2021
	Quoted prices in	Significant other	Significant	Fair value at
	active markets	observable inputs	unobservable inputs	December 31
	(Level 1)	(Level 2)	(Level 3)	2021
Derivative liability	$—	$—	$354,160	$354,160
Total	$—	$—	$354,160	$354,160

There were no transfers between Level 1, 2 or 3 during the three months ended September 30, 2022 and 2021.

During the three and nine months ended September 30, 2022 the Company recorded losses of $0 and $243,653, respectively, and for the three and nine months ended September 30, 2021, the Company recognized $178,673 and $4,820, respectively, from the change in fair value of derivative liability.

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 11. Leases

The Company’s leases do not provide an implicit rate that can be readily determined. Therefore, the Company uses discount rates based on the incremental borrowing rate of its current external debt of 8%.

The Company’s weighted-average remaining lease term relating to its operating leases is 1.02 years, with a weighted-average discount rate of the 8.00%.

The Company incurred lease expense for its operating leases of $23,087 and $10,813, which was included in general and administrative expenses in the statements of operation for the three months ended September 30, 2022 and 2021, respectively, and $46,043 and $21,885 for the nine months ended September 30, 2022 and 2021, respectively. During the three months ended September 30, 2022 and 2021, the Company made cash lease payments of $23,087 and $10,813, and for the nine months ended September 30, 2022 and 2021, the Company made cash lease payments in the amount of $46,043 and $21,885, respectively. At September 30, 2022 and December 31, 2021, the operating lease right-of-use asset was $77,697 and $49,432, respectively, the current portion of operating lease liability was $68,740 and $39,148, respectively, and the noncurrent portion of the operating lease liability was $8,957 and $10,283, respectively.

The following table presents information about the future maturity of the lease liability under the Company’s operating leases as of September 30, 2022.

Maturity of Lease Liability	Amount
2022 (remainder of the year)	$22,488
2023	58,675
Total undiscounted lease payments	81,163
Less: Imputed interest	(3,466)
Present value of lease liabilities	$77,697
Weighted Average Remaining lease term (in years)	1.02

Note 12. Related Party Transactions

Due to officers

Amounts due to officers as of September 30, 2022 and December 31, 2021 are comprised of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)
Irma Velazquez:
Accrued salaries	$46,480	$—
Accrued expenses	—	—
Total due to Irma Velazquez	46,480	—

Ralph Hofmeier:
Accrued salaries	$45,304	$17,485
Accrued expenses	13,236	—
Total due to Ralph Hofmeier	58,540	17,485
Total due to officers	$105,020	$17,485

Unsecured advances due to officers represent unreimbursed Corporation expenses paid by the officers on behalf of the Corporation. These advances are non-interest bearing and are due on demand.

Officer Compensation

Accrued salaries represent amounts accrued in accordance with the employment agreements for Mr. Hofmeier, the Company’s Chief Technology Officer and Chairman of the Board, and Ms. Velazquez, the Company’s Chief Executive Officer and Vice-Chairman of the Board. Mr. Hofmeier and Ms. Velazquez are also significant stockholders.

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

In 2020, manufacture of the unit was delayed due to Covid-19 related issues. The Company and EAWC-TV agreed as it had done in 2019, to clear the outstanding balances in the D/T/F EAWC-TV and the outstanding balance it carried in its accounts payable account for administrative services, which it did on December 26, 2020 which resulted in an additional down payment of $193,497. EAWC-TV has an unpaid balance on the equipment of $54,822 and 55,169 as of September 30, 2022 and December 31, 2021, respectively, which represents the balance of the Company’s outstanding accounts receivable as of September 30, 2022 and December 31, 2021.

Virhtech GmbH

As of September 30, 2022 and December 31, 2021, the Company owed Virhtech GmbH, a related party of the Company, $53,275  and $124,370, respectively, for services performed for the Company and is classified as accounts payable – related party on the condensed consolidated balance sheets.

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

For the nine months ended September 30, 2022, the Company recorded no common stock subscriptions for stock issuance transactions in process.

Note 13. Stockholders’ Equity (Deficit)

Preferred Stock

Authorized: 500,000,000 shares of voting preferred stock with a par value of $0.001.

Common Stock

Authorized: 1,000,000,000 shares of voting common stock with a par value of $0.001.

During the nine months ended September 30, 2022 the Company engaged in the following equity events:

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

On January 26, 2022, the Company entered into a Securities Purchase Agreement with an investor. As of March 31, 2022, 2,000,000 common shares were issued pursuant to this agreement for a purchase price of $300,000. In June 2022, the Company received payment in the amount of $150,000 in exchange for 1,000,000 common shares. As of July 6, 2022, these shares have been issued. Through July 1, 2022 to September 30, 2022 an additional 1,620,581 common shares were issued pursuant to this agreement for a purchase price of $300,000.

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

On August 11, 2022, the Company issued 600,000 shares of the Company’s common stock to a vendor for services valued at $79,500.

On September 9, 2022, the Company issued 227,273 shares of the Company’s common stock to a vendor for services valued at $50,000.

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

Employment Agreements

The Company entered into employment agreements with its Chief Executive Officer, Mr. Ralph Hofmeier, and its Chief Operating Officer, Ms. Irma Velazquez (collectively the “Employment Agreements”), effective January 1, 2012. Under the Employment Agreements, the Corporation will pay each of Mr. Hofmeier and Ms. Velazquez an annual base salary of $125,000 during the first year and $150,000 during the second year and forward. Any increase to the annual base salary after the second year is subject to approval by the Corporation’s Board of Directors. The Employment Agreements each had initial terms of ten (10) years and is automatically renewed for successive one-year terms unless either party delivers timely notice of its intention not to renew. These contracts expired on August 4, 2022.

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

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On August 4, 2022, per a board of directors resolution, the Company entered into employment agreements with its Chief Technology Officer, Mr. Ralph Hofmeier, and its Chief Executive Officer, Ms. Irma Velazquez (collectively the “2022 Employment Agreements”). Effective for the fiscal year ended December 31, 2022, under the 2022 Employment Agreements, the base salary will be €200,000 prorated for any partial period of employment and payable in arrears in accordance with the Company’s ordinary payroll policies and procedures. Additionally, in recognition of the employees’ past services, the Company shall pay each employee a lump sum cash signing bonus of €28,812, less payroll deductions and withholdings, and each individual will be eligible to receive a yearly bonus based on yearly profitability. Additionally, if certain performance milestones are met, each employee will be granted options to purchase shares of the Company’s common stock, No options had been granted as of September 30, 2022. Any increase to the annual base is subject to approval by the Company’s Board of Directors. The 2022 Employment Agreements each have an indefinite term.

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

Our Telephone number is +49 40 809081354. Rent expense in the three months ending September 30, 2022 and 2021 amounted to $27,403 and $17,472, respectively, and rent expense for the nine months ended September 30, 2022 and 2021 amounted to $69,171 and $37,552.

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

Note 15. Subsequent Events

On October 7, 2022 The Company engaged RIVER Communications Inc, to manage the communications for public relations and marketing services of the Company beginning on October 7, 2022 and ending on October 5, 2023. The monthly fee for these services will be $12,500 per month.

On October 28, 2022, in connection with the Company’s ELOC, an additional 577,173 shares of the Company’s common stock was issued to Tysadco partners.

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended September 30, 2022 Compared to the three Months ended September 30, 2021

The following table sets forth our operations for each of the periods presented.

	For the Three Months Ended
	September 30,
	2022	2021
	(unaudited)	(unaudited)
GENERAL and ADMINISTRATIVE EXPENSES
Marketing fees	$129,714	$1,357
Officers’ salaries and payroll taxes	128,545	68,195
Professional fees	106,853	68,272
Travel and entertainment	5,920	13,696
Other general and administrative expenses	146,268	56,356
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	517,300	207,876

LOSS FROM OPERATIONS	(517,300)	(207,876)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	—	(178,673)
Other expense	(134,599)	—
Interest income (expense), net	—	(115,506)
TOTAL OTHER INCOME (EXPENSE)	(134,599)	(294,179)

NET LOSS	$(651,899)	(502,055)

Revenue

The Company recognized no revenue during the three months ended September 30, 2022 and 2021.

Cost of equipment sold

The Company recognized no cost of equipment sold during the three months ended September 30, 2022 and 2021.

General and Administrative Expense

General and administrative expense increased by $309,424 to $517,300  for the three months ended September 30, 2022 from $207,876 for the three months ended September 30, 2021.

The increase in general and administrative expenses was primarily due to an increase in professional fees of $38,581, officer’s salaries of $60,350, other general and administrative expenses by $89,912, and marketing fees of $128,357.

Other Income (Expense)

The Company had other expense of $134,599 for the three months ended September 30, 2022 compared to other expense of $294,179 for the three months ended September 30, 2021. The decrease in expense is primarily the result of a reduction in interest expense of $115,506 and reduction in change in fair value of derivative by $178,673 offset by an increase in other expense of $134,599, which mostly consists of foreign currency gains and losses.

Net Loss

Net loss increased by $149,844 to $651,899  for the three months ended September 30, 2022 from $502,055 for the three months ended September 30, 2021. This increase was attributable to the net increases and decreases as discussed above.

Results of Operations for the Nine Months ended September 30, 2022 Compared to the Nine Months ended September 30, 2021

The following table sets forth our operations for each of the periods presented.

	For the Nine Months Ended
	September 30,
	2022	2021
	(unaudited)	(unaudited)
GENERAL and ADMINISTRATIVE EXPENSES
Marketing fees	$223,313	$168,832
Officers’ salaries and payroll taxes	364,818	225,472
Professional fees	398,593	159,538
Travel and entertainment	24,368	13,696
Other general and administrative expenses	384,559	103,169
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	1,395,651	670,707

LOSS FROM OPERATIONS	(1,395,651)	(670,707)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	243,653	4,820
Other expense	(267,013)	—
Interest income (expense), net	(125,712)	(673,701)
TOTAL OTHER INCOME (EXPENSE)	(149,072)	(668,881)

NET LOSS	(1,544,723)	(1,339,588)

Revenue

The Company recognized no revenue during the nine months ended September 30, 2022 and 2021.

Cost of equipment sold

The Company recognized no cost of equipment sold during the nine months ended September 30, 2022 and 2021.

General and Administrative Expense

General and administrative expense increased by $724,944 to $1,395,651  for the nine months ended September 30, 2022 from $670,707 for the nine months ended September 30, 2021.

The increase in general and administrative expenses was primarily due to an increase in professional fees of $239,055, officer’s salaries of $139,346, other general and administrative expenses by $281,390, and marketing fees of $54,481.

Other Income (Expense)

The Company had other expense of $149,072 for the nine months ended September 30, 2022 compared to other expense of $668,881 for the nine months ended September 30, 2021. The decrease in expense is primarily the result of a reduction in interest expense of $547,989 and an increase in the gain on change in fair value of derivative by $238,833 offset by an increase in other expense of $267,013, which mostly consists of foreign currency gains and losses.

Net Loss

Net Loss increased by $205,135 to a $1,544,723  net loss for the nine months ended September 30, 2022 from a $1,339,588 net loss for the nine months ended September 30, 2021. This increase in net loss was attributable to the net increases and decreases as discussed above.

LIQUIDITY and CAPITAL RESOURCES

We had $56,983 cash and a working capital deficit of $413,089 at September 30, 2022. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties discussed more fully below.

We have sustained operating losses since our operations began. At September 30, 2022, we had an accumulated deficit of $23,940,116. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining more project contracts, among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

We have satisfied our cash and working capital requirements in the nine months ended September 30, 2022, through the sale of common stock.

Comparison of Cash Flows for the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(1,318,574)	$(949,115)
Net cash used in investing activities	(78,123)	(4,301)
Net cash provided by financing activities	891,000	1,014,461
Effect of exchange rate changes on cash	(26,988)	(13,933)
Net (decrease) increase in cash	$(532,685)	$47,112

Net cash used in operating activities

We used $1,318,574 of cash in our operating activities in 2022 compared to $949,115 used in 2021. The increase in cash used of $369,459 includes a net loss of $1,544,723, offset by non-cash expenses of $360,965 principally related to amortization of debt discount and deferred financing costs of $63,296, depreciation expense of $7,778, foreign transaction adjustments of $264,444, and common stock issued for services of $268,100, offset by a change in fair value of derivative liability of $243,653, as well as cash used in working capital items in the amount of $134,816 principally related to an increase in inventory of $272,143 and a decrease in accounts payable and accrued expenses and due to related party of $23,212, offset by an increase in due to officers of $85,169, a decrease in prepaid expenses and other current assets of $75,370.

Cash Flows from Investing Activities

The Company used $78,123 and $4,301 in cash from financing activities to purchase property and equipment during the nine months ended September 30, 2022 and 2021, respectively.

Cash Flows from Financing Activities

We received $891,600 (2022) and $1,014,461  (2021) in cash provided from financing activities. The net decrease of $122,861 is due primarily to a $369,500 decrease in financing through issuance of convertible loans, a $54,500 increase in payments of convertible loans payable, and a $24,000 decrease due to costs associated entering the equity line of credit, offset by an increase of $324,539 from proceeds from the sale of stock and subscriptions.

Financial Position

Total Assets – At September 30, 2022 the Company had $976,663 representing $56,983 in cash, $54,822 in accounts receivable, $416,509 in inventory, $300,790 in prepaid expenses and other current assets, $69,862 in property and equipment, and $77,697 in operating lease right-of-use asset.

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

MATERIAL COMMITMENTS

Employment Agreements

The Company entered into employment agreements with each of Mr. Hofmeier, its President, Chief Executive Officer and Chairman of the Board, and Ms. Velazquez, its Chief Operating Officer and Vice-Chairman (together, the “Employment Agreements”), effective January 1, 2012. Under the Employment Agreements, the Company agreed to pay each of Mr. Hofmeier and Ms. Velazquez an annual base salary of $125,000 during the first year and $150,000 during the second year and forward. Any increase to the annual base salary after the second year is subject to approval by the company’s Board of Directors. Each Employment Agreement has an initial term of ten (10) years and is automatically renewed for successive one-year terms unless either party delivers timely notice of its intention not to renew. The Company also entered into employment agreement with 4 other employees, effective on the 3rd quarter of 2021. These contracts expired on August 4, 2022.

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

On August 4, 2022, per a board of directors resolution, the Company entered into employment agreements with its Chief Technology Officer, Mr. Ralph Hofmeier, and its Chief Executive Officer, Ms. Irma Velazquez (collectively the “2022 Employment Agreements”). Effective for the fiscal year ended December 31, 2022, under the 2022 Employment Agreements, the base salary will be €200,000 prorated for any partial period of employment and payable in arrears in accordance with the Company’s ordinary payroll policies and procedures. Additionally, in recognition of the employees’ past services, the Company shall pay each employee a lump sum cash signing bonus of €28,812, less payroll deductions and withholdings, and each individual will be eligible to receive a yearly bonus based on yearly profitability. Additionally, if certain performance milestones are met, each employee will be granted options to purchase shares of the Company’s common stock, No options had been granted as of September 30, 2022. Any increase to the annual base is subject to approval by the Company’s Board of Directors. The 2022 Employment Agreements each have an indefinite term.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

The next operational step to accomplish is to achieve sufficient sales volume to yield positive a net income. Due to the timing of the project build out, the Company has not currently recorded any revenue and consequently has incurred operating losses since it began operations (December 2012) totaling $23,940,116 at September 30, 2022. During the three and nine months ended September 30, 2022, the Corporation incurred net losses of $651,899 and $1,544,723, respectively. The Company also had a working capital deficit of $413,089 at September 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of December 31, 2021. This evaluation was carried out by our Principal Executive Officer and our Principal Finance Officer. Based on that evaluation, our Principal Executive Officer and our Principal Finance Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that, as of September 30, 2022, our disclosure controls and procedures were not effective:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The Company issued the following common shares during the nine months ended September 30, 2022:

Sale of Common Stock and Subscriptions

On February 18, 2022, the Company received a deposit in the amount of $300,000 for 1,875,000 common shares to be issued pursuant to a securities purchase agreement.

From January 1, 2022 through March 31, 2022, the Company has issued 14,953,000 common shares related to subscriptions outstanding at December 31, 2021.

From April 1, 2022 through September 30, 2022, the Company has issued 10,324,000 common shares related to subscriptions outstanding at March 31, 2022.

On April 18, 2022, the Company has issued 78,947 common shares pursuant to security purchase agreement with one investor.

Shares issued pursuant to ELOC

On January 26, 2022 the Company entered into a two year equity line of credit (“ELOC”) with an investor to provide up to $5 million. As of March 31, 2022, 500,000 common shares had been issued pursuant to this agreement as the commitment fee.

On January 26, 2022, the Company entered into a Securities Purchase Agreement with an investor. As of March 31, 2022, 2,000,000 common shares were issued pursuant to this agreement for a purchase price of $300,000.  In June 2022, the Company received payment in the amount of $150,000 in exchange for 1,000,000 common shares. As of July 6, 2022, these shares have been issued. Through July 1, 2022 to September 30, 2022 an additional 1,620,581 common shares were issued pursuant to this agreement for a purchase price of $300,000

Shares issued upon conversion of convertible debt

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

On August 11, 2022, the Company issued 600,000 shares of the Company’s common stock to a vendor for services valued at $68,000.

On September 9, 2022, the Company issued 227,273 shares of the Company’s common stock to a vendor for services valued at $50,000.

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

Energy and Water Development Corp.

Date: November 7, 2022	By:	/s/ Irma Velazquez
Irma Velazquez
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph Hofmeier	Chief Technology Officer, Director, and	November 7, 2022
Ralph Hofmeier	Chairman of the Board of Directors

/s/ Irma Velazquez	Chief Executive Officer (Principal Executive Officer)	November 7, 2022
Irma Velazquez	Director and Vice-Chairman of the Board of Directors

/s/ Gary Rodney	Interim Chief Financial Officer	November 7, 2022
Gary Rodney	(Principal Financial and Accounting Officer)