Form 10-K
period 2022-12-31
Energy & Water Development Corp
filed 2023-03-31
CIK 1563298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2022

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

As of December 31, 2022, the last business day of the registrant’s most recently completed fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $7,310,080 based on the closing price of $0.036 for the registrant’s common stock as quoted on the OTC QB Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The number of shares outstanding of the registrant’s classes of common stock as of March 22, 2023 was 195,572,994 shares.

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

iii

PART I

ITEM 1. BUSINESS.

Company Overview

Energy and Water Development Corp. (the “Company” or “EAWD”) was originally incorporated as a Delaware corporation named Wealthhound.com, Inc. in 2000 and was converted to a Florida corporation under the name Eagle International Holdings Group Inc. on December 14, 2007.

On March 10, 2008, the Company changed its name to Eurosport Active World Corporation and on March 17, 2008, the Company entered into an Agreement and Plan of Acquisition (the “Acquisition Agreement”) with Inko Sport America, LLC (“ISA”), a privately-held Florida limited liability company wherein all of the certified owners of ISA exchanged their ownership interests in ISA for shares of the Company. In connection with the closing of the Acquisition Agreement, the Company adopted ISA’s business plan and the Company’s registered current directors were elected to their positions. This transaction was accounted for as a recapitalization effected by a share exchange, wherein ISA was considered the acquirer for accounting and financial reporting purposes. ISA was administratively dissolved in September 2010.

In September 2019, the Company changed its name to Energy and Water Development Corp. to more accurately reflect the Company’s purpose and business sector and the Company has registered its logo “EAWD” with the United States Patent and Trademark Office, the European Union Intellectual Property Office and the World Intellectual Property Organization (WIPO) to secure its corporate identity.

To ensure the Company is positioned to service its growing business in one of the EU’s most environmentally progressive countries, the Company has a branch registered to conduct business in Germany and two wholly-owned German subsidiaries: Energy and Water Development Deutschland GmbH (“EAWD Deutschland”) and EAWD Logistik GmbH (“EAWD Logistik”).

The Business

We are an engineering services company formed as an outsourcing green tech platform, focused on sustainable water and energy solutions.

•	EAWD builds water and energy systems out of existing, proven technologies, utilizing our patent pending systems configuration and our technical know-how to customize solutions to meet our clients’ needs. To date, two water systems have been sold and deployed in Mexico and Germany.
•	Using its patent pending design, EAWD is working to design, build, and operate Off-Grid EV Charging Stations in Germany.
•	EAWD commercializes proven technologies for the sustainable generation of energy and water. The first unit has been built and tested in Germany and the Company is working to fulfill additional orders.
•	EAWD is a United Nations “accredited vendor” and offers design, construction, maintenance and specialty consulting services to private companies, government entities and non-government organizations (NGOs) for the sustainable supply of energy and water.

In view of the increased world-wide demand for water and energy, our business goals are focused on self-sufficient energy supplied water generation and green energy production. To accomplish this, we set out to establish an outsourcing green tech platform to commercialize the Company’s state-of-the-art technologies while providing engineering and technical consultation services to design the most sustainable technological solutions that can provide water and energy. We also intend to secure all required technical, maintenance, education, and training related to the identified technology solutions. To this end the Company has sought potential collaboration with green tech research and development centers in Europe and has established its operating subsidiaries in Hamburg Germany, where we have started to assemble our patent-pending innovative off-grid, self-sufficient energy supply atmosphere water generation (“AWG”) systems (EAWD Off-Grid AWG Systems). EAWD Deutschland and EAWD Logistik operate in Hamburg, Germany to meet the increasing demands of water and energy generation projects around the world as well as to operate the solar powered EAWD Off-Grid EV Charging Stations, EAWD’s newest product, in Germany.

The green tech industry is constantly evolving due to ongoing and increasing water scarcity as well as increased energy needs in the world.  Therefore, we believe that by designing sustainable and renewable solutions to these problems, EAWD will become an essential component of a rapidly growing industry with many new markets.

The green tech industry is complex because it still requires increased promotion and public education about its potential. Furthermore, regulations in each country are different and, in many cases, several segments are regulated by both national and local (state, provincial, municipal) governments. EAWD’s approach seeks to assist businesses with the growth and development of their general operations by ensuring the efficient, profitable, and sustainable supply/generation of water and energy allowing our potential customers to focus on their business while adopting strategies of sustainability. Using our own EAWD Off-Grid AWG Systems, EAWD Off-Grid EV Charging Stations, EAWD Off-Grid Power Systems, EAWD Off-Grid Water Purification Systems, and other identified technology, products, and services licensed or purchased from third party sources, we are delivering and installing a product set that suits the green technology water and/or energy needs of our customers. By using the state-of-the art technological solutions and technologies identified, designed, and provided by EAWD and its collaborators, we believe that our potential clients will be free to focus on the performance of their operations as well as with the water and energy consumption or generation regulations within their industry. Our clients may be businesses seeking to upgrade their business processes, NGOs or governmental entities seeking to apply green technology solutions for the water and energy they supply to their constituencies.

We continue to be a development stage company. The Company presently assembles its EAWD Off-Grid AWG Systems and EAWD Off-Grid EV Charging Stations at its workshop in Germany and outsources most of its engineering and technical services as well as services relating to the promotion, selling, and distribution of its products. We presently have only nine employees: Ms. Velazquez, our Chief Executive Officer, Vice-Chairman of the Board of Directors, and a significant stockholder, Mr. Hofmeier, our Chief Technology Officer, Chairman of the Board of Directors, and a significant stockholder, two engineers, two technicians, one accountant assistant, and two assemblers. Ms. Velazquez and Mr. Hofmeier are married.

We seek to focus on three main aspects of the water and energy business: (1) generation, (2) supply, and (3) maintenance. We seek to assist private companies, government entities and municipalities, and NGOs to build profitable and sustainable supplies/generation capabilities of water and energy as required by selling them the required technology or technical service to enhance their productivity/operability. With its outsourced technical arm and its commission-based global network of distributors, the Company expects to create sustainable added value to each project it takes on while generating revenue from the sale of own EAWD Off-Grid AWG Systems, EAWD Off-Grid EV Charging Stations, EAWD Off-Grid Power Systems, and EAWD Off-Grid Water Purification Systems, royalties from the commercialization of energy and water in certain cases, and the licensing of our innovated technologies; as well as from its engineering, technical consulting, and project management services.

The following table depicts the Company’s service and product offerings to its clients.

We plan to provide customized technology solutions and technical services, based upon client need and preference, which may include any or all of the following:

•	water and energy generation
•	off-grid electric vehicle charging stations
•	technical assistance
•	strategic and financial partnering
•	project management

The Company also plans to focus on addressing areas of the industry which concentrate on new technological and engineering concepts relating to water and energy generation and those related components that assist in advancing the green tech industry. These include:

•	advancement of EAWD Off-Grid AWG Systems
•	development of techniques to attain self-sufficient supply of energy
•	advancement of new ideas on energy generation, storage and management implementation
•	designing, prototyping, and arranging the manufacture of new water and energy generation systems
•	designing and prototyping off-grid self-sufficient power systems
•	designing and prototyping solar powered charging stations for electric vehicles

Our Vision

The size of the global market for atmospheric water generators was estimated at USD 959.85 million in 2020, reached USD 1,074.01 million in 2021, and at a compound annual growth rate (CAGR) of 14.75%, is expected to reach USD 2,515.19 million by 2027. (Source: Atmospheric Water Generator Market 2022 Report published by 360i Research)

The main market dynamics to consider are the growing numbers of AWGs across various end-use verticals and versus the high energy consumption, production cost, and high carbon footprint of such technology. Our research and development activities in AWG technology have led us to develop novel technologies that overcome these negative dynamics (such as our EAWD Off-Grid AWG Systems).

The mission of EAWD is to provide sustainable water generation systems based on high efficiency, renewable sources and to provide off-grid self-sufficient energy supply solutions. Through a combination of the best design and configuration of state-of-the-art technology-assisted solutions, EAWD has created a completely self-sufficient off the grid energy generation and water production system, which can be simultaneously used to meet potable water requirements and the electrical energy needs of the industrial sector.

EAWD promotes and commercializes its green technology solutions via commission-based distributers and agents worldwide.

Through our BlueTech Alliance for Water Generation, established in December 2020, we have state-of-the-art technology partners, technology transfer agreements, and technology representation agreements in place relating to aspects of renewable energy and water supply. These unique key relationships offer important selling features and capabilities that differentiated EAWD from its competitors.

The Company plans to generate revenue from the sale of EAWD Off-Grid AWG Systems, the development, sale, and operation of the EAWD Off-Grid EV Charging Stations, sale of EAWD Off-Grid Power Systems, and EAWD Off-Grid Water Purification Systems, royalties from the commercialization of energy and water in certain cases, and the licensing of our innovated technologies; as well as from its engineering, technical consulting, and project management services.

Our Products

The technological solutions offered by our Company are the following:

EAWD Off-Grid AWG Systems

Today, atmospheric water generators (AWGs) are standard equipment in many places; however, operating AWGs requires high amounts of energy that is often not available in the places where they are needed most, making the price for the generated water very high.  Our innovative EAWD Off-Grid AWG Systems are designed to have an internal power supply and ability to generate power.  Our EAWD Off-Grid AWG Systems produce sufficient quantities of potable water even in very dry and hot climate conditions and can be scaled to almost any size, community, and/or population. Presently, AWGs are largely used in Asian and African countries. The majority of manufacturers of AWGs, which rely on dehumidifying, are located in China. Almost every U.S. based AWG brand is also supplied by manufacturers in China.

By contrast, EAWD uses a proven German technology for condensate water from the air based on A/C technology.  We believe that this method allows higher, more efficient, sustainable performance and a larger quantity of water generation because of its internal power supply and because it does not require high humidity to function. EAWD has licensed the rights to use this German AWG technology for ninety-nine years; however, thanks to our continued research and development efforts, the Company has designed a new, innovative and more efficient configuration that allows the substantial amount of energy required to operate the equipment to be supplied by the equipment itself. Our EAWD Off-Grid AWG Systems line is different in size from the standard AWG line. Our EAWD Off-Grid AWG Systems are energy self-sufficient and can condense large amounts of water out of the atmosphere and we believe they could be a solution in countries around the world that deal with issues of water scarcity.

Our EAWD Off-Grid AWG System with an internal power supply, works by first “inhaling” large volumes of air, then cooling the air down to the dew point, and finally collecting, filtering, and mineralizing the resulting condensed water. Through this process, pure drinking water is created that meets the quality standards of the World Health Organization (WHO).  In regions with high temperatures and high humidity levels, a single system can generate more than 300,000 liters of water per day. Our EAWD Off-Grid AWG Systems line starts at 2,640 gallons/day and can expand the water supply to one acre-feet/day, which we believe, in effect, is essentially the ability to produce an unlimited supply of water. As a certified vendor of the United Nations (UN) Global Marketplace, EAWD is introducing the EAWD Off-Grid AWG and Power Systems to the UN with the hopes of initially supplying the equipment to large cluster of agencies established in key locations for humanitarian response as well as refugee camps around the world in need of fresh water.

EAWD Off-Grid Water Purification Systems

EAWD also seeks to respond to the growing need for drinking water by proposing a water purification solution utilizing solar, photovoltaic energy and, when applicable, a mini-windmill or other alternate source of renewable energy. The design of the system is ready to be built and delivered on demand.

Generally, drinking water is produced by passing sea water, lake water, river water, or stagnant water through several stages of purification and treatment until it is rendered drinkable in accordance with WHO standards. In the case of sea or stagnant water, we recommend a treatment via reverse osmosis membranes, which permits the retention of dissolved solids and results in obtaining water of drinking quality. If the water being treated emanates from lakes or rivers, we recommend treatment via an ultrafiltration membrane which functions by retaining suspended materials such as colloids, viruses and bacteria. The systems proposed by EAWD are containerized and contain all the equipment necessary to function autonomously, in part due to an automatic cleansing system that can be accessed remotely via satellite or the internet. Moreover, the machines use available renewable energy sources such as solar or wind to function.

EAWD Off-Grid EV Charging Stations

The global electric vehicle market was valued at $162.34 billion in 2019, and is projected to reach $802.81 billion by 2027, registering a CAGR of 22.6%. Asia-Pacific was the highest revenue contributor, accounting for $84.84 billion in 2019, and is estimated to reach $357.81 billion by 2027, with a CAGR of 20.1%. North America is estimated to reach $194.20 billion by 2027, at a significant CAGR of 27.5%. Asia- Pacific and Europe collectively accounted for around 74.8% share in 2019, with the former constituting around 52.3% share. North America and Europe are expected to witness considerable CAGRs of 27.5% and 25.3%, respectively, during the forecast period. The cumulative share of these two segments was 40.1% in 2019, and is anticipated to reach 51.0% by 2027. (Source: Electric Vehicle Fluids Market Global Forecast to 2030 2021 Report from Markets and Markets.)

There is also an increasing consensus among European truck manufacturers and industry stakeholders that battery electric trucks (BETs) will play a dominant role in the decarbonization of the road freight sector. Most truck makers including Daimler, DAF, MAN, Scania and Volvo are now focusing on bringing BETs to the mass market for all vehicle segments, including long-haul, starting from 2024. For this, a network of public high-power and overnight charging points needs to be rolled out across Europe no later than 2024.

Based on our patent-pending Off-Grid Power System, EAWD has developed an innovative design and configuration of off-grid charging stations for BETs and electric vehicles in Germany. Our product is the first off-grid solution available in Europe for charging the BETs and electric passenger vehicles that are currently on the roads of Europe. EAWD plans to establish up to 1,700 charging stations throughout the USA, Mexico and Germany starting with 40 locations scheduled to be deployed in the fourth quarter of 2024.

EAWD Off-Grid Power Systems

Today, batteries for stationary storage have become a commodity, but in order to reduce the duration, complexity and cost of the installation, and to increase its capacity or relocate a system over time as well as to reduce its carbon footprint and environmental impact, we offer a complete Electrical Energy Storage System (EESS) and Energy Management System (EMS) for a wide range of customers and applications, including microgrids and EV fast charging stations. A highly capable energy management system which secures the efficient energy supply and storage of energy. Example: with elements such as software and Battery Management System (BMS) our systems can allow controlled and optimized battery cell management.

This product portfolio includes systems and complete services for solar power generation in the building envelope. A high-quality frameless glass solar panel with a super-matte surface, which secures a high-performance energy source.

In contrast to classic solar systems on the roof, EAWD combines the highest standards of aesthetics with high efficiency energy generation. With these solutions, EAWD supports its customers on their way to CO2 neutrality and the search for alternative renewable energies.

Current Projects

COVID-19 is an incomparable global public health emergency that has affected almost every industry and has caused the worst global economic contraction of the past 80 years (IMF) and the current war in Ukraine has also caused significant changes in consumer behavior and purchasing patterns, supply chain routing, the dynamics of current market forces, and government oversight and intervention. As a consequence of the foregoing, the following projects have been delayed; however the Company continues to make progress on their fulfillment:

Germany

The Company has leased 24,000 sq. mi of land in Kassel, Germany, where it is establishing the first large off-grid charging station location for electric trucks and passenger vehicles in Germany and Europe. With enough solar panels installed, each charging station is proposed to generate at least five MWh of solar energy per day and have a total capacity of at least one MWp. More than 2,400 MWh of energy storage capacity will be used in lithium battery systems (LFP), to ensure the continuous use and availability of energy. The system is low voltage AC coupled, which will ensure easy integration and expansion of the system in the future. The different elements of EAWD’s system form a “micro grid” that is isolated and independent from the public power grid. It will have a capacity up to one MW of instant and continuous power. The charging points will be of 300 KW of power, with the capacity to charge two trucks simultaneously of 150 KW each, of course it will also be able to charge any other electric vehicle since it has the most common and standard connections/adapters in Europe.

The Company has completed the manufacture and installation of the first of forty planned solar powered EAWD Off-Grid EV Charging Stations for electric long-haul trucks in Hamburg, Germany. Our charging stations are the first off-grid charging station available for these e-trucks in Europe and the Company plans to contract with companies that own these electric long-haul trucks to provide fleet charging as well as to install them in public places for per-use fees.

A solar powered EAWD Off-Grid AWG System has also been built in Hamburg, Germany and the Company plans to use it to showcase the system’s ability to generate water for large projects throughout Germany where it is expected to produce up to two million gallons of water per day. The Company expects these systems to be operated throughout Germany, the United States of America, Mexico and Latin America.

Mexico

In 2020, our Mexican distributor placed a USD $550,000 initial order for a solar powered EAWD Off-Grid AWG System which was built in Germany and delivered to the customer in accordance with the purchase agreement. The Company is currently negotiating the purchase of three additional units by the same customer. The foregoing description of the purchase contract does not purport to be complete and is qualified in its entirety by reference to the copy of such contract filed as Exhibit 10.4 to this report on Form 10-K.

South Africa

On May 8, 2019, the Company signed a sales contract for the sale of a solar powered EAWD Off-Grid AWG System to a South African customer for a purchase price of $2,800,000. The build out of the equipment began in the fourth quarter of 2019, however because of delays due to COVID-19 and the global supply chain, the expected completion date has been pushed to late 2023. The foregoing description of the purchase contract does not purport to be complete and is qualified in its entirety by reference to the copy of such contract filed as Exhibit 10.3 to this report on Form 10-K.

Worldwide Business Relationships

EAWD has commission-based independent agents and distributors strategically placed around the world in Germany, Mexico, United States, India, Canada, Australia, Colombia, Nepal, Kenya, Morocco, and Thailand to promote and sell EAWD’s technology solutions.

We believe that this worldwide presence through our agents and distributors will provide us access to the most important markets in need of water, energy, and energy management solutions.

Competition

The market witnesses the presence of a diversified array of large and small scale manufacturers resulting in a significant level of competition in the global market. The competition in the market, both in the residential and commercial sectors, is projected to grow in intensity and is characterized by the demand for advanced and reliable atmospheric water generator units. Rising demand for industrial-size eAWGs, particularly in regions facing water shortages, is expected to create opportunities for new market players such as EAWD through 2027. Moreover, current research that is focused on increasing overall product efficiency in the industry is anticipated to open new avenues for market players over the coming years. According to an atmospheric water generator market size report [published by Grand View Research in 2020], some of the prominent players in the atmospheric water generator (AWG) market include: Akvo Atmospheric Water Systems Pvt. Ltd., Dew Point Manufacturing, Saisons Trade & Industry Private Limited, Water Maker India Pvt. Ltd., Planets Water, Water Technologies International, Inc. (WTII), Drinkable Air, Hendrx Water, Atlantis Solar, GENAQ Technologies S.L., Air2Water LLC, EcoloBlue, Inc and Watergen. On some level, each of these companies faces the two main industry challenges: carbon footprint and high-power requirement.

We compete by providing innovative systems assembled with state-of-the-art technologies and that contain self-sufficient power supplies, which make them more sustainable and profitable than the traditional solutions. We also set ourselves apart by providing services that are valued by our customers such as reliable sales relationships, product innovations, and responses to changing market/business needs.

Corporate Information

We were incorporated in Florida in 2008 and have operations based in Hamburg, Germany.

Our website is www.energy-water.com. Our website and the information contained therein, or connected thereto, are not intended to be incorporated into this report on Form 10-K.

Our principal executive offices are located at 7901 4th Street N STE #4174, St Petersburg, Florida. Our telephone number is 727-677-9408, and our website is www.energy-water.com. Our operations in Germany are located at the office address Ballindamm 3, 20095 Hamburg. Our Telephone number is +49 40 809 08 1354.

The transfer agent for our common stock is Worldwide Stock Transfer, LLC, located at One University Plaza, Suite 505, Hackensack, NJ 07601, Phone: (201) 820-2008, Fax: (201) 820-2010. We intend to engage Worldwide Stock Transfer, LLC as transfer agent for the Warrants as well.

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

Employees

As of December 31, 2022, we had four full-time employees. Over time, we will be required to hire employees or continue to engage independent contractors in order to execute the projects necessary to grow and develop the business. These decisions will be made by our officers and directors, if and when appropriate. We work with 34 commission-based agents and distributors to promote and sell the Company’s technology solutions. These agents and distributors are independent contractors with whom we have contractual relationships and are compensated solely based on commission.

JOBS Act and the Implications of Being an Emerging Growth Company

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

COVID-19 Pandemic Update and the War in Ukraine

The outbreak of Coronavirus (COVID-19) has caused significant disruptions to national and global economies and government activities. However, during this time, we have continued to conduct our operations to the fullest extent possible, while responding to the outbreak with actions that include:

●	coordinating closely with our suppliers and customers;
●	instituting various aspects of our business continuity programs; and
●	planning for and working aggressively to mitigate disruptions that may occur.

COVID-19 is an incomparable global public health emergency that has affected almost every industry and has caused the worst global economic contraction of the past 80 years (IMF) and the current war in Ukraine has also caused significant changes in consumer behavior and purchasing patterns, supply chain routing, the dynamics of current market forces, and government oversight and intervention.. Disruptive activities could include the temporary closure of our manufacturing facilities and those used in our supply chain processes, restrictions on the export or shipment of our products, significant cutback of ocean container delivery from Germany, business closures in impacted areas, and restrictions on our employees’ and consultants’ ability to travel and to meet with customers. The extent to which COVID-19 or the war in Ukraine impacts our results will depend on future developments, which still uncertain and cannot be predicted, including new information which may emerge concerning the severity of the current conflict as well as virus variants and the actions to contain it or treat its impact, among others. COVID-19 and the war in Ukraine could also continue to result in social, economic and labor instability in the countries in which we or our customers and suppliers operate.

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

In light of these challenges, the Company is focusing its efforts on supporting key areas of our business that will help us to stabilize in the new environment and strategize for what comes next. Those key areas are: crisis management and response, workforce, operation and supply chain, finance and liquidity, tax, trade and regulatory, as well as strategy and brand.

Intellectual Property

We rely on a combination of trademarks, copyrights, trade secrets and patents and contractual provisions, to protect our proprietary technology and our brands.

•	The Company has registered its logo as a trademark with the United States Patent and Trademark Office (USPTO, the European Union Intellectual Property Office and the World Intellectual Property Organization (WIPO) to secure its corporate identity.

•	The Company has filed an application to patent its EAWD Off-Grid AWG Systems with the USPTO and WIPO.

•	The Company has filed an application to patent its EAWD Off Grid Self Sufficient Electric Vehicle Charging Station with the USPTO and WIPO.

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

ITEM 3. LEGAL PROCEEDINGS.

EAWD vs Packard and Co-Defendant Nick Norwood - Case number 18-031011 CA-01 Miami-Dade County Circuit Court. The Company is demanding proof of payment for shares issued in 2008.

EAWD vs Nerve Smart Systems ApS (“Nerve”) Case number BS-15264/2022– The Court of Roskilde, Denmark. On April 2022, the Company filed a claim against Nerve demanding the return of amounts paid by the Company for a Battery Energy Storage System that was never delivered by Nerve to the Company, and therefore Nerve did not meet the requirements and specifications of the contract with the Company. The Company is confident there will be a positive outcome. This matter is not expected to be resolved prior to 2024 due to the long waiting times of the Danish court System.

EAWD vs NPP Niethammer, Posewang & Partner GmbH Wirtschaftsprüfungsgesellschaft Steuerberatungsgesellschaft (“NPP”) – Case number 322 O 159/22 – On November 28, 2022, by court settlement, the legal dispute again NPP was settled. The subject matter of the legal dispute was NPP’s fee claims against the Company in the amount of EUR 45,500, which is approximately $48,160, plus interest. On November 28, 2022, the Company agreed to pay NPP an amount of EUR 22,749, which is approximately $23,214. The costs of the legal dispute were set off against each other in the settlement. There is still an outstanding fee claim against the Company according to an invoice dated January 25, 2023 in the amount of EUR 4,986, which is approximately $5,277.

Due to the nature of the Company's business, the Company may at times be subject to claims and legal actions. The Company accrues liabilities when it is probable that future costs will be incurred, and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. Except as set forth above, as of December 31, 2022 we are not currently subject to any legal proceedings, nor to the knowledge of management are any legal proceedings threatened that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

On March 28, 2023 , the closing price of our common stock was $0.04 per share as reported on the OTC QB Market maintained by OTC Markets Group, Inc.

The following table sets forth for the respective periods indicated the prices of our common stock in this market as reported and summarized by the OTC Markets. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	HIGH	LOW
Fiscal Year 2022:
First Quarter	$0.45	$0.15
Second Quarter	$0.25	$0.16
Third Quarter	$0.21	$0.05
Fourth Quarter	$0.08	$0.02

Fiscal Year 2021:
First Quarter	$0.76	$0.15
Second Quarter	$0.45	$0.17
Third Quarter	$0.59	$0.05
Fourth Quarter	$1.00	$0.0001

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

Holders

As of December 31, 2022, we had 846 record holders of our common stock, holding 182,934,483 shares of common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of bank, brokers and other nominees.

Dividends

We have never declared nor paid any cash dividends on our common stock, and currently intend to retain all of our cash and any earnings for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends on our common stock will be at the discretion of the Board of Directors and will be dependent upon our consolidated financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Securities authorized for issuance under equity compensation plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” for the information required by this item.

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2022 and 2021, the Company issued $178,000 and $404,000 in convertible debentures, respectively. The holders of certain of such instruments had the option to convert these convertible debentures into the Company’s common stock at conversion prices ranging from $0.01 to $0.20.

During 2022 and 2021, holders of convertible debentures exercised their conversion options on convertible debentures amounting to $50,000 and $270,000, respectively in exchange for 540,716 and 4,671,167 shares of common stock, respectively.

During the year ended December 31, 2022, the Company engaged in the following equity events:

Sale of Common Stock and Subscriptions

On February 18, 2022, the Company received a deposit in the amount of $300,000 for 1,875,000 common shares to be issued pursuant to a securities purchase agreement. These common shares were issued on July 4, 2022.

From January 1, 2022 through March 31, 2022, the Company has issued 14,953,000 common shares related to subscriptions outstanding at December 31, 2021 for total cash consideration of $747,650.

From April 1, 2022 through June 30, 2022, the Company has issued 8,527,947 common shares related to subscriptions outstanding at March 31, 2022 for total cash consideration of $437,450.

Shares issued pursuant to ELOC

On January 26, 2022 the Company entered into a two year equity line of credit (“ELOC”) with an investor to provide up to $5 million. As of March 31, 2022, 500,000 common shares had been issued pursuant to this agreement as the commitment fee at a fair value of $80,000.

On January 26, 2022, the Company entered into a Securities Purchase Agreement with an investor. As of March 31, 2022, 2,000,000 common shares were issued pursuant to this agreement for a purchase price of $300,000. In the third quarter of 2022, an additional 4,023,368 common shares were issued pursuant to ELOC for a purchase price of $450,000.

In the fourth quarter of 2022, the Company issued an additional 5,064,421 shares of the Company’s common stock pursuant to the ELOC for total cash consideration of $187,000.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introductory Statement

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2022 and 2021 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report.  This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Addressing Challenges Post-COVID-19 and the Current War in Ukraine

COVID-19 is an incomparable global public health emergency that has affected almost every industry and has caused the worst global economic contraction of the past 80 years (IMF) and the current war in Ukraine has also caused significant changes in consumer behavior and purchasing patterns, supply chain routing, the dynamics of current market forces, and government oversight and intervention. Disruptive activities could include the temporary closure of our manufacturing facilities and those used in our supply chain processes, restrictions on the export or shipment of our products, significant cutback of ocean container delivery from Germany, business closures in impacted areas, and restrictions on our employees’ and consultants’ ability to travel and to meet with customers. The extent to which COVID-19 or the war in Ukraine impacts our results will depend on future developments, which still uncertain and cannot be predicted, including new information which may emerge concerning the severity of the current conflict as well as virus variants and the actions to contain it or treat its impact, among others. COVID-19 and the war in Ukraine could also continue to result in social, economic and labor instability in the countries in which we or our customers and suppliers operate.

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

In light of these challenges, the Company is focusing its efforts on supporting key areas of our business that will help us to stabilize in the new environment and strategize for what comes next. Those key areas are: crisis management and response, workforce, operation and supply chain, finance and liquidity, tax, trade and regulatory, as well as strategy and brand.

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

As of December 31, 2022 and 2021, the Corporation does not believe any uncertain tax positions exist that would result in the Corporation having a liability to the taxing authorities. The Corporation’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the statement of operations. The Corporation’s tax returns for the years ended 2012 through 2020 are subject to examination by the federal and state tax authorities. The Corporation’s tax returns for the tax year ended 2021 have not been filed.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. As of December 31, 2022 and 2021, we had recorded a full valuation allowance on our U.S. net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services.

To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. During the year ended December 31, 2021, the Company recognized $550,000 in revenue as a result of meeting the above criteria. The Company recognized no revenue during the year ended December 31, 2022.

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

Recent Accounting Pronouncements

On January 1, 2022, the Company adopted ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The adoption of ASU 2020-06 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2022, the Company adopted ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), which will clarify and reduce diversity in practice. Specifically, the new standard includes a recognition model comprising four categories of transactions and corresponding accounting treatment for each category. The category that would apply to a modification or an exchange of an equity-classified warrant would depend on the substance of the modification transaction (e.g., a financing transaction to raise equity versus one to raise debt). This recognition model is premised on the idea that the accounting for the transaction should not differ from what it would have been had the issuer of the warrants paid cash instead of modifying the warrants. The adoption of ASU 2021-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company adopted ASU 2016-13 on January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

Comparison of the fiscal years ended December 31, 2022 and December 31, 2021

	For the Years Ended
	December 31,
	2022	2021

REVENUE
Revenue	$—	$550,000
TOTAL REVENUE	—	550,000

COST OF EQUIPMENT SOLD
Cost of equipment sold	—	350,000
TOTAL COST OF EQUIPMENT SOLD	—	350,000

GROSS PROFIT	—	200,000

GENERAL and ADMINISTRATIVE EXPENSES
Professional fees	494,926	416,989
Officers’ salaries and payroll taxes	479,933	300,732
Marketing fees	226,975	174,892
Travel and entertainment	42,696	22,953
Other general and administrative expenses	666,358	222,229
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	1,910,888	1,137,795

LOSS FROM OPERATIONS	(1,910,888)	(937,795)

OTHER INCOME (EXPENSE)
Change in fair value of derivative	234,654	(1,269,266)
Other expense	(93,732)	—
Interest expense	(172,614)	(830,405)
TOTAL OTHER INCOME (EXPENSE)	(31,692)	(2,099,671)

NET LOSS	$(1,942,580)	$(3,037,466)

Revenue

During the year ended December 31, 2022 we generated no revenue. For the fiscal year 2021, the Company recognized $550,000 of revenue that was previously deferred in 2020, pending the inspection of equipment pursuant to a sales agreement. we generated no revenue.

Cost of equipment sold

No costs were recognized in fiscal year 2022. The equipment sold was manufactured by third-party fabricators in accordance with EAWD’s specifications at a cost to EAWD of $350,000, which was recognized along with the revenue during the year ended December 31, 2021.

Gross profit

The Company had no gross profit for the year ended December 31, 2022. EAWD recognized a gross profit of $200,000 from the sale of equipment as discussed above for the year ended December 31, 2021, upon recognition of revenue.

General and Administrative Expense

General and administrative expense increased by $773,093 or 67.9% to $1,910,888 for the year ended December 31, 2022 from $1,137,795 for the year ended December 31, 2021. The following discussion provides further explanation of the change in each item.

The largest element of change was an increase in other general and administrative expense by $444,129 or 199.9% to $666,358 as compared to $222,229 for the year ended December 31, 2021 which includes stock-based compensation expense of $80,000. Additionally, the increase in general and administrative expenses was due to an increase in officer’s salaries and payroll taxes by $179,201 as new employee contracts were signed in 2022 increasing salary and an increase in professional fees of $77,937 as a result of higher accounting fees, litigation fees, legal fees and SEC matters.

Other Expense

Other expense decreased expense by $2,067,979 from a $2,099,671 net expense (2021) to a $31,692 net expense (2022) primarily as a result of a reduction of interest expense of $657,791 as a result of reduced interest and amortization of debt discount and a decrease in change in fair value of derivatives of $1,503,920, offset by an increase in other expense by $93,732.

Net Loss

Net loss decreased by $1,094,886 to $1,942,580 for the year ended December 31, 2022, when compared to $3,037,466 for the year ended December 31, 2021 due to the reasons discussed above.

Liquidity and Capital Resources

We had cash of $40,886 and a working capital deficit of $740,698 at December 31, 2022. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties discussed more fully below.

We have sustained operating losses since we began our operations in 2012. At December 31, 2022, we had an accumulated deficit of $24,337,973. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining project contracts, among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

We have satisfied our cash and working capital requirements in the nine months ended December 31, 2022, through the sale of common stock.

Comparison of Cash Flows for the Years Ended December 31, 2022 and December 31, 2021

	For the Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(1,618,916)	$(1,556,268)
Net cash used in investing activities	(196,018)	(4,299)
Net cash provided by financing activities	1,280,001	2,162,208
Effect of exchange rate changes on cash	(13,849)	(24,020)
Net (decrease) increase in cash	$(548,782)	$577,621

Cash Flows from Operating Activities

We used $1,618,916 of cash in our operating activities in 2022 compared to $1,556,268 used in 2021. Cash used of $1,618,916 includes a net loss of $1,942,580, offset by non-cash expenses of $308,585 principally related to amortization of debt discount and deferred financing costs of $93,986, stock issued as a commitment fee of $80,000, depreciation expense of $18,252, change in fair value of derivative liability of $234,654, foreign currency loss of $76,737, and common stock issued for services of $268,099, as well as cash used in working capital items in the amount of $15,079 principally related to an increase in inventory of $273,274 and a decrease in due to related party of $97,341, offset by an increase in due to officers of $199,986, a decrease in prepaid expenses and other current assets of $90,524, a decrease in accounts receivable of $2,260, and an increase in accounts payable and accrued expenses of $92,924.

Cash Flows from Investing Activities

We used $196,018 and $4,299 of cash to purchase property and equipment for the year ended December 31, 2022 and 2021, respectively.

Cash Flows from Financing Activities

We received $1,280,001 and $2,162,208 in cash from financing activities in 2022 and 2021, respectively. Cash flow from financing activities of $1,280,001 is primarily due to increased financing in 2022 through $1,252,001 in proceeds from the sale of shares and subscriptions to purchase common shares and $178,000 in proceeds from convertible loans payable, offset by repayments of convertible loans payable in the amount of $150,000.

Financial Position

Total Assets – At December 31, 2022, the Company had $1,174,295 total assets representing $40,886 in cash, $52,761 in accounts receivable, $457,646 in inventory, $315,222 in prepaid expenses and other current assets, $245,667 in property and equipment, and $62,113 in operating lease right-of-use assets.

PLAN OF OPERATION AND FUNDING

We expect to generate more revenues which should, grow in time and lead to a positive cash flow. In the near future, we expect that working capital requirements will continue to be funded through sales contracts, lines of credit, convertible loans and/or further issuances of other securities in sufficient quantities that we will be able to meet our working capital requirement from these possible sources. Additional issuances of equity or convertible debt will result in dilution to our current shareholders.

We seek to focus on three main aspects of the water and energy business: (1) generation, (2) supply, and (3) maintenance. We seek to assist private companies, government entities and NGO’s to build profitable and sustainable supplies/generation capabilities of water and energy as required, by selling them the required technology or technical service to enhance their productivity/operability. With its outsourced technical arm and its commission-based global network of vendors, the Company expects to create sustainable added value to each project it takes on while generating revenue from the sale of EAWD Off-Grid AWG Systems, EAWD Off-Grid EV Charging Stations, EAWD Off-Grid Power Systems, and EAWD Off-Grid Water Purification Systems, royalties from the commercialization of energy and water in certain cases, and the licensing of our innovated technologies; as well as from its engineering, technical consulting, and project management services.

Through our BlueTech Alliance for Water Generation, established in December 2020, we have state-of-the-art technology partners, technology transfer agreements, and technology representation agreements in place relating to aspects of renewable energy and water supply. These unique key relationships offer important selling features and capabilities that differentiated EAWD from its competitors.

The Company plans to generate revenue from the sale of EAWD Off-Grid AWG Systems, EAWD Off-Grid EV Charging Stations, EAWD Off-Grid Power Systems, and EAWD Off-Grid Water Purification Systems, royalties from the commercialization of energy and water in certain cases, and the licensing of our innovated technologies, as well as from its engineering, technical consulting, and project management services.

Material Commitments

Employment Agreements

The Company entered into employment agreements with each of Irma Velazquez, its Chief Executive Officer and Vice Chairman of the Board, and Ralph Hofmeier, its Chairman of the Board and Chief Technology Officer, effective August 4, 2022 (together, the “Executive Employment Agreements”). Under the Executive Employment Agreements, the Company agreed to pay each of Ms. Velazquez and Mr. Hofmeier an annual base salary of €200,000, which is approximately $210,000 per year with discretionary cash and equity bonuses available based on the Board’s assessment of the executive’s performance against applicable performance objectives as well as Company performance. Any increase to the annual base salary is subject to approval by the Company’s Board of Directors. The foregoing descriptions of the Executive Employment Agreements does not purport to be complete and is qualified in its entirety by reference to the copy of each agreement filed as Exhibits 10.1 and 10.2 to this report on Form 10-K.

The Company also entered into employment agreement with 4 other employees, effective during the 3rd quarter of 2021. In 2022, The Company dismissed two employees to upgrade these positions as technical assistants.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Related Party Transactions

Due to officers

Amounts due to officers as of December 31, 2022 and 2021 are:

	December 31, 2022	December 31, 2021
Ralph Hofmeier:
Unsecured advances due to officer	$56,400	$—
Accrued salaries	86,265	17,485
Total due to Ralph Hofmeier	142,665	17,485
Irma Velazquez:
Unsecured advances due to officer	10,393	—
Accrued salaries	69,434	—
Total due to Irma Velazquez	79,827	—
Total amount due to officers	$222,492	$17,485

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

In 2020, manufacture of the unit was delayed due to Covid-19 related issues. The Company and EAWC-TV agreed as it had done in 2019, to clear the outstanding balances in the D/T/F EAWC-TV and the outstanding balance it carried in its accounts payable account for administrative services, which it did on December 26, 2020 which resulted in an additional down payment of $193,497. EAWC-TV has an unpaid balance on the equipment of $52,761, which represents the balance of the Company’s outstanding accounts receivables as of both December 31, 2022 and 2021. As of March 31, 2023, the total unpaid balance is outstanding, however, the Company is expected to receive the total amount by the end of 2023.

Going Concern Qualification

The next operational step to accomplish is to achieve sufficient sales volume to yield positive net income. Due to the timing of the project build out, the Company has not currently recorded any revenue and consequently has incurred operating losses since it began operations (December 2012) totaling $24,337,973 at December 31, 2022. During the year ended December 31, 2022, the Corporation incurred net losses of $1,942,580. The Company also had a working capital deficit of $740,698 at December 31, 2022.

The Company’s ability to transition to profitable operations is dependent upon achieving a level of revenue adequate to support its cost structure. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business and availability to sufficient resources.

At the filling date of this report, management is working to conclude the sales in Germany and in other regions of the world relating to the previously approved proposals, which would bring a growing revenue. Managements plans to expand the sales operations by greater market penetration of the agricultural, industrial and community development markets with its innovative water and energy generation solution. Management also plans to raise additional funds during 2022 through the issuance of equity securities, from deposits related to customer purchase orders, and, if necessary, loans from management and third-party lenders. Management also plans to reduce expenses by centralizing the assembly, logistics and administrative operations of the Company into a larger, self-sufficient, off-grid location that will be able to house the storage of supplies and inventory, as well as provide space for assembly and administrative operations. The Company is also planning to acquire its own electric vehicles to reduce its supply transportation costs.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

WithumSmith+Brown, PC (“Withum”) served as the independent registered public accounting firm for Energy and Water Development Company (the “Company”) for the year ended December 31, 2021, and reviewed the unaudited financial statements for the quarters ended March 31, 2021 and June 30, 2021 respectively. After careful consideration of the ongoing audit needs of the Company, the Board of Directors of the Company has elected to dismiss Withum. The Company notified Withum on October 22, 2021 that it would be dismissed as the Company’s independent registered public accounting firm, following the filing of the Company’s Form 10-Q for the quarter ended June 30, 2021.

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

During the fiscal year ended December 31, 2021 and the subsequent interim period through November 15, 2021, there were no (i) disagreements, within the meaning of Item 304(a)(1)(iv) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (“Regulation S-K”), and the related instructions thereto, with Withum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Withum, would have caused Withum to make reference to the subject matter of the disagreements in connection with its reports; or (ii) reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions thereto, except for the material weaknesses described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Company provided Withum with the disclosures under this Item 4.01 and requested Withum to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company in this Item 4.01 and, if not, stating the respects in which it does not agree. Withum’s letter is filed as Exhibit 16.1 to the Current Report on Form 8-K filed on November 17, 2021.

On November 4, 2021, the Board of Directors of the Company approved the appointment of TAAD LLP. (“TAAD”) as the Company’s new independent registered public accounting firm to audit the Company’s financials for the fiscal year ending December 31, 2021 and to review the company’s unaudited quarterly financial information for the quarter ended September 30, 2021, effective immediately.

During the Company’s fiscal year ended December 31, 2020, and the subsequent interim period through November 15, 2021, neither the Company nor anyone acting on its behalf has consulted with TAAD regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that TAAD concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions; or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

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

In connection with the preparation of this Form 10–K, our management, including the CEO and CFO (Principal Accounting Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective.

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

As of December 31, 2022, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO) and identified material weaknesses. Due to financial constraints, we have not fully implemented a remediation plan. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be presented or detected by our employees.

The specific material weaknesses that management identified in our internal controls as of December 31, 2022 are as follows:

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

Plans for Remediation of Material Weaknesses

We intend to implement changes to strengthen our internal controls in addition to the enhanced controls discussed above. We are in the process of implementing a remediation plan for the identified material weaknesses and we expect that work on the plan will continue throughout 2022, as financial resources permit. Specifically, to address the material weaknesses arising from insufficient accounting personnel, the Company hired a part-time Chief Financial Officer and has secured the services of additional accounting personnel on a consulting basis which begins to address segregation of duties. The Company is currently formalizing its policies and procedures in writing and to improve the integration of its financial and reporting system into non accounting departments. Where appropriate, the Company is receiving advice and assistance from third-party experts as it implements and refines its remediation plan.

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended December 31, 2022, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of December 31, 2022 are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Age	Principal Positions with Us
Ms. Irma Velazquez	54	Chief Executive Officer, Secretary, and Vice-Chairman of the Board of Directors
Mr. Ralph Hofmeier	59	Chief Technology Officer, and Chairman of the Board of Directors
Mr. Gary Rodney*		Interim Chief Financial Officer

* Mr. Rodney resigned on January 18, 2023, and Mr. Amedeo Montonati was subsequently engaged as Chief Financial Officer on January 30, 2023.

Set forth below is a brief description of the background and business experience of our directors and executive officers.

Ms. Irma Velazquez brings to the Company her certified expertise of sustainable development and emerging technologies, along with her extensive experience and managerial skills on large-scale project management. Ms. Velazquez worked from 1997 to 2010 in United Nations agencies such as the World Health Organization, Farmaciens Sans Frontieres, Red Cross and Crescent Societies (IFRC) where she served in the positions of Information Technology Manager, Sustainable Development Manager and Programme Manager, leading the strategic development and execution of corporate vision for operations, communications, and marketing, as well as a Disaster & Crisis Management Coordinator, where she demonstrated the ability to govern complex programs and organizations, which drove development and implementation of business plans, operational structures, processes, and procedures. From 2012 to August 2022, Ms. Velazquez acted as Chief Operations Officer and Vice-Chairman of the Board of Directors of EAWD. She is currently the Chief Executive Officer and Vice Chairman of the Board of Directors. Ms. Velazquez has a Master in Sciences from the Erasmus University of Rotterdam, experience in diplomatic negotiations and proven experience building positive relationships with government entities, agencies, and private sector partners. Ms. Velazquez speaks French, English and Spanish.

Mr. Ralph Hofmeier has a mechanical engineering background. He has worked in companies such as Powermax Energy & Business Solutions Inc., where from 2003 to 2008 he served as President. From the merger of that company with EAWD in 2008 until August 2022, he served as President, Chief Executive Officer and Chairman of the Board of Directors of EAWD. He is currently the Chief Technology Officer and remains the Chairman of the Board of Directors. Mr. Hofmeier speaks German and English.

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

Mr. Gary Rodney agreed to provide services to the Company as its Interim Chief Financial Officer as an independent contractor. Pursuant to his consulting agreement, Mr. Rodney receives a monthly fee of $7,000. The consulting agreement has an initial term of one (1) year and is automatically renewed for successive one-year terms unless either party delivers timely notice of its intention not to renew. Mr. Rodney has resigned as Interim Chief Financial Officer of the Company and the consulting agreement with InfoQuest Technologies Inc. has been terminated.

Mr. Amedeo Montonati has recently joined the Company as Chief Financial Officer. Prior to taking this position, Mr. Montonati was a Senior Administrative Consultant at Hawksford Group in Hong Kong from 2018 to 2021 and since then has served as an associate director at AOGB Professional Services Group and as Interim CFO at Brera Holdings PLC. Mr. Montonati holds an MBA from University of South Australia, Hong Kong.

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

Term of Office

Directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board of Directors.

Board Committees and Corporate Governance

Our Board of Directors currently has no separate committees, and our board of directors acts as the audit committee and the compensation committee. The functions of those committees are being undertaken by our Board because we do not currently have any independent directors and our Board believes that the establishment of committees of our Board would not provide any benefits to our Company and could be considered more form than substance. We do not have yet, an audit committee financial expert serving on our board of directors.

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

Oversight of Risk Management

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including economic risks, financial risks, legal and regulatory risks and others, such as the impact of competition. Management is responsible for the day-to-day management of the risks that we face, while our Board has responsibility for the oversight of risk management. In its risk oversight role, our Board of Directors is responsible for satisfying itself that the risk management processes designed and implemented by management are adequate and functioning as designed. Our Board of Directors assesses major risks facing our Company and options for their mitigation in order to promote our stockholders’ interests in the long-term health of our Company and our overall success and financial strength. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. The involvement of our full Board of Directors in the risk oversight process allows our Board of Directors to assess management’s appetite for risk and also determine what constitutes an appropriate level of risk for our Company. Our Board of Directors regularly includes agenda items at its meetings relating to its risk oversight role and meets with various members of management on a range of topics, including corporate governance and regulatory obligations, operations and significant transactions, risk management, insurance, pending and threatened litigation and significant commercial disputes.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a code of ethical conduct that applies to our principal executive officer, principal financial officer and senior financial management. This code of ethical conduct is embodied within our Code of Business Conduct and Ethics, which applies to all persons associated with our Company, including our directors, officers and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller). In order to satisfy our disclosure requirements under Item 5.05 of Form 8-K, we will disclose amendments to, or waivers of, certain provisions of our Code of Business Conduct and Ethics relating to our chief executive officer, chief financial officer, chief accounting officer, controller or persons performing similar functions on our website promptly following the adoption of any such amendment or waiver.

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

Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this Report any failure to file reports by such dates during fiscal year 2020. During the fiscal year ended December 31, 2021, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis, with the exception of our officers, directors and greater than 10 percent (10%) beneficial owners listed in the table below:

Name	Number of Late Reports	Description
No late filings

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation earned by our President and Chief Executive Officer and our Chief Operating Officer, and our only officers, for the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Total ($)
Irma Velazquez	2022	210,757	(1)	29,163	239,920
Chief Executive Officer	2021	150,000		—	150,000

Ralph Hofmeier	2022	210,757	(1)	29,163	239,920
Chief Technology Officer	2021	150,000		—	150,000

Gary Rodney (2)	2022	84,000		—	84,000
Interim Chief Financial Officer	2021	49,000		—	49,000

———————

(1)	Converted from Euros to U.S. Dollars using the yearly average EUR/USD conversion rate of 1.053783 (Source: https://www.ofx.com/en-us/forex-news/historical-exchange-rates/yearly-average-rates/).
(2)	Served as interim Chief Financial Officer through January 30, 2023.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by of our executive officers as of December 31, 2022.

Compensation of Directors

During the year ended December 31, 2022, no director of the Company received compensation from us.

Employment Agreements

The Company entered into employment agreements with each of Irma Velazquez, its Chief Executive Officer and Vice Chairman of the Board, and Ralph Hofmeier, its Chairman of the Board and Chief Technology Officer, effective August 4, 2022 (together, the “Executive Employment Agreements”). Under the Executive Employment Agreements, the Company agreed to pay each of Ms. Velazquez and Mr. Hofmeier an annual base salary of €200,000, which is approximately $210,000, per year with discretionary cash and equity bonuses available based on the Board’s assessment of the executive’s performance against applicable performance objectives as well as Company performance. Any increase to the annual base salary is subject to approval by the Company’s Board of Directors. The foregoing descriptions of the Executive Employment Agreements does not purport to be complete and is qualified in its entirety by reference to the copy of each agreement filed as Exhibits 10.1 and 10.2 to this report on Form 10-K.

Consulting Agreements

Effective as of June 3, 2021, the Company entered into a consulting services agreement with InfoQuest Technologies Inc., whereby Mr. Gary Rodney agreed to provide services to the Company as its Interim Chief Financial Officer as an independent contractor. Pursuant to the consulting agreement, Mr. Rodney receives a monthly fee of $7,000. The consulting agreement has an initial term of one (1) year and is automatically renewed for successive one-year terms unless either party delivers timely notice of its intention not to renew. The foregoing description of the consulting agreement does not purport to be complete and is qualified in its entirety by reference to the copy of such agreement filed as Exhibit 10.6 to this report on Form 10-K. Effective as of January 18, 2023, Mr. Rodney has resigned as Interim Chief Financial Officer of the Company and the consulting agreement with InfoQuest Technologies Inc. has been terminated.

On January 30, 2023, the Company executed an engagement letter with AOB Accounting and Consultancy Services Company Limited pursuant to which Mr. Amedeo Montonati will provide services to the Company as its Chief Financial Officer. Pursuant to the engagement letter, the Company pays a monthly fee of $7,500 per calendar month for the first three months and $9,000 for the following three months, exclusive of any expenses and out-of-pocket expenses disbursements. The engagement letter has an initial term of six months that can be extended by mutual agreement of the parties.

The foregoing description of the engagement letter does not purport to be complete and is qualified in its entirety by reference to the copy of such agreement filed as Exhibit 10.7 to this report on Form 10-K.

EAWD 2022 Long Term Incentive Plan

Effective as of September 12, 2022, the Board of Directors adopted the Energy and Water Development Corp. 2022 Long Term Incentive Plan (the “2022 LTIP”). Under the 2022 LTIP, the Company reserved 17,493,000 shares of common stock to grant shares of common stock of the Company to employees and individuals who perform services for the Company. The purpose of the 2022 LTIP is to attract and retain the best available personnel for positions of substantial responsibility, to provide incentives to individuals who perform services for the Company, and to promote the success of the Company’s business. The 2022 LTIP permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other stock or cash awards as the Board of Directors may determine.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-qualified deferred compensation plans for its employees or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our voting stock beneficially owned, as of March 30, 2023, by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, and (iv) all executive officers and directors as a group:

	Common Stock		Series A Preferred Stock
Name and address of beneficial owner.	No. of Shares	% of Class (1)	No. of Shares	% of Class (2)
Directors and Officers
Ms. Irma Velazquez	39,515,388	20.35%	4,778,488	47.04%
7901 4th Street N STE #4174, St Petersburg, Florida 33702

Mr. Ralph Hofmeier	27,918,378	14.38%	5,002,488	52.96%
7901 4th Street N STE #4174, St Petersburg, Florida 33702

All officers and directors as a group (two persons)	67,433,766	34.72%	9,780,976	100.00%
5% Security Holders: None

———————

(1)	Applicable percentages 194,198,565 are based on common shares outstanding, as of March 22, 2023, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.
(2)	Applicable percentages are based on 9,780,976 – Series A preferred shares outstanding, adjusted as required by rules of the SEC. Series A preferred shares provide for voting rights at 5 votes per preferred share and are convertible into 5 shares of common stock per preferred share.

Securities Authorized for Issuance under Equity Compensation Plans

Effective as of September 12, 2022, the Board of Directors adopted the Energy and Water Development Corp. 2022 Long Term Incentive Plan (the “2022 LTIP”). Under the 2022 LTIP, the Company reserved 17,493,000 shares of common stock to grant shares of common stock of the Company to employees and individuals who perform services for the Company. The purpose of the 2022 LTIP is to attract and retain the best available personnel for positions of substantial responsibility, to provide incentives to individuals who perform services for the Company, and to promote the success of the Company’s business. The 2022 LTIP permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other stock or cash awards as the Board of Directors may determine.

Equity Compensation Plan Information as of December 31, 2022

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	17,493,000
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	17,493,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The following is a summary of transactions since the years ended December 31, 2022 and 2021 to which we have been a party in which the amount involved exceeded the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our then directors, executive officers or holders of more than 5% of any class of our stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest. See also “Executive Compensation” for additional information regarding compensation of related parties.

Due to officers

Amounts due to officers as of December 31, 2022 and 2021 are comprised of the following:

	December 31, 2022	December 31, 2021
Ralph Hofmeier:
Unsecured advances due to officer	$56,400	$—
Accrued salaries	86,265	17,485
Total due to Ralph Hofmeier	142,665	17,485
Irma Velazquez:
Unsecured advances due to officer	10,393
Accrued salaries	69,434	—
Total due to Irma Velazquez	79,827	—
Total amount due to officers	$222,492	$17,485

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

Customer deposit

EAWC-TV functions as a distributor of EAWD product. In 2019, EAWC-TV, having secured EAWD’s first customer, has placed a $550,000 order for a solar powered EAWD Off-Grid AWG System for one of its customers. EAWC-TV and the Company on December 13, 2019 agreed to accept a $303,742 reduction in the balance owed by EAWD to EAWC-TV as a deposit with EAWD related to this order. The deposit was satisfied through delivery of the equipment. The equipment was built in Germany.

In 2020, manufacture of the unit was delayed due to Covid-19 related issues. The Company and EAWC-TV agreed as it had done in 2019, to clear the outstanding balances in the D/T/F EAWC-TV and the outstanding balance it carried in its accounts payable account for administrative services, which it did on December 26, 2020 which resulted in an additional down payment of $193,497. EAWC-TV has an unpaid balance on the equipment of $52,761 and 55,169 as of December 31, 2022 and 2021, respectively, which represents the balance of the Company’s outstanding accounts receivable as of December 31, 2022 and 2021. Ralph Hofmeier owns 5% of the issued and outstanding stock of EAWC-TV and, other than the right to vote on issues presented to stockholders, he has no control over the management or operations of the company. As of March 31, 2023, the unpaid balance remains outstanding, however, the Company is expected to receive the total amount by the end of 2023.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid by us to TAAD, our current independent registered public accounting firm, for the years ended December 31, 2022 and 2021 and our predecessor independent registered public accounting firm Withum, for the years ended December 31, 2022 and 2021.

TAAD	December 31, 2022	December 31, 2021
Audit Fees (1)	$80,475	$47,082
Audit Related Fees (2)	$—	$—
Tax Fees	$—	$—
All Other Fees	$1,562	$—

Withum	December 31, 2022	December 31, 2021
Audit Fees (1)	$—	$—
Audit Related Fees (2)	$28,797	$24,987
Tax Fees	$—	$—
All Other Fees	$—	$—

———————

(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – these fees reasonably related to the performance of the audit or review of our annual financial statements that are not reported above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. See Index, which appears on page F-1 hereof.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes included in this report.

(3)	Exhibits. The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b)	The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

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

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Exhibit #	Herewith

3.1	Amended and Restated Articles of Incorporation	8-K	1/31/2020	3.1
3.2	Articles of Amendment to Articles of Incorporation of Energy and Water Development Corp.	S-8	10/28/22	3.2
3.3	Bylaws of Energy and Water Development Corp.	S-1	10/7/2015	3.2
4.1	Registration Rights Agreement by and between Energy and Water Development Corp. and Tysadco Partners, LLC dated January 26, 2022	S-1	5/31/2022	4.1
10.1 *	Employment Agreement by and between Energy and Water Development Corp. and Ralph Hofmeier dated August 4, 2022	8-K	8/4/2022	10.1
10.2 *	Employment Agreement by and between Energy and Water Development Corp. and Irma Velazquez dated August 4, 2022	8-K	8/4/2022	10.2
10.3	Sales Contract for a Solar Powered Atmosphere Water Generation System by and between Eurosport Active World Corp and His Will Innovations LTD dated April 10, 2019	S-1	5/31/2022	10.8
10.4	Amendment to Purchase and Sales Agreement by and between Energy and Water Development Corp. and EAWC Tecnologias Verdes SA de CV dated November 17, 2020	S-1	5/31/2022	10.9

10.5*	Energy and Water Development Corp. 2022 Long Term Incentive Plan	S-8	10/28/2022	4.1
10.6*	Consulting Agreement by and between InfoQuest Technology, Inc. and Energy and Water Development Corp. dated June 2, 2021	S-1	5/31/2022	10.16
10.7*	Engagement Letter entered into as of January 30, 2023 by and between AOB Accounting and Consultancy Services Company Limited and Energy and Water Development Corp.	8-K	2/1/2023	10.1
14.1	Code of Ethics	10-K	4/14/2020	14.1
21.1	List of Subsidiaries of the Registrant	S-1	1/23/2023	21.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

———————

*	Indicates management contract or compensatory plan.
**	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY AND WATER DEVELOPMENT CORP.

Date: March 31, 2023	By:	/s/ Ralph Hofmeier
Ralph Hofmeier, Chief Technology Officer, Director, and Chairman of the Board
Date: March 31, 2023	By:	/s/ Irma Velazquez
Irma Velazquez, Chief Executive Officer (Principal Executive Officer) Director and Vice-Chairman of the Board of Directors

Date: March 31, 2023	By:	/s/ Amedeo Montonati
Amedeo Montonati, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph Hofmeier	Chief Technology Officer, Director, and Chairman of the Board	March 31, 2023
Ralph Hofmeier

/s/ Irma Velazquez	Chief Executive Officer (Principal Executive Officer) Director and Vice-Chairman of the Board of Directors	March 31, 2023
Irma Velazquez

/s/ Amedeo Montonati	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023
Amedeo Montonati

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Energy and Water Development Corp. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Energy and Water Development Corp. and Subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 4 to the consolidated financial statements. The consolidated financials do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Convertible Loan Payables

Description of the Matter

As discussed in Note 10 to the consolidated financial statements, the Company had various debt instruments which included conversion features requiring bifurcation and separate accounting. Management evaluated the required accounting, significant estimates, and judgments around the valuation for these embedded derivatives. These embedded derivatives were initially measured at fair value and have subsequently been remeasured to fair value at each reporting period and at settlement.

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

How We Addressed the Matter in Our Audit

Our principal audit procedures performed to the address the critical audit matter included the following:

•	We obtained an understanding of the controls and processes surrounding the evaluation, initial measurement, and revaluation of the bifurcated derivatives.
•	We verified the note amount, interest rate, and maturity date to the supporting documentation and debt agreement, and examined terms and conditions of the note and confirmed the ending balance to the note holder.
•	We evaluated management’s assessment and the conclusions reached to ensure these instruments were recorded in accordance with the relevant accounting guidance.
•	We evaluated the fair value of the bifurcated derivatives that included testing the valuation models and assumptions utilized by management. We reviewed and tested the fair value model used, significant assumptions, and underlying data used in the model.
•	We considered the adequacy of the disclosures in the consolidated financial statements in relation to convertible debt.

/s/ TAAD LLP

We have served as the Company’s auditor since 2021.

Diamond Bar, California

March 31, 2023

Energy and Water Development Corp. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash	$40,886	$589,668
Accounts receivable	52,761	55,169
Inventory	457,646	196,553
Prepaid expenses and other current assets	315,222	432,082
TOTAL CURRENT ASSETS	866,515	1,273,472

Property and equipment, net	245,667	3,834
Operating lease right-of-use asset	62,113	49,432

TOTAL ASSETS	$1,174,295	$1,326,738

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,023,563	$941,309
Accounts payable - related party	27,029	124,370
Convertible loan payables, net of discount	73,664	176,703
Due to officers	222,492	17,485
Derivative liability	184,025	354,160
Current portion of operating lease liability	62,113	39,148
Current portion of financing lease liability	14,327	—
Common stock subscriptions liability	—	377,350
TOTAL CURRENT LIABILITIES	1,607,213	2,030,525

Financing lease liability, net of current portion	48,946	—
Operating lease liability, net of current portion	—	10,283
TOTAL LIABILITIES	1,656,159	2,040,808

COMMITMENTS AND CONTINGENCIES		—

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 500,000,000 shares authorized, 9,780,976 shares issued and outstanding at December 31, 2022 and 2021	9,781	9,781
Common stock, par value $.001 per share; 1,000,000,000 shares authorized, 182,934,483 and 143,840,643 shares issued and outstanding at December 31, 2022 and 2021, respectively	182,934	143,840
Common stock subscriptions, 0 and 15,855,000 shares at December 31, 2022 and 2021, respectively	—	792,745
Additional paid in capital	23,678,396	20,777,401
Accumulated deficit	(24,337,973)	(22,395,393)
Accumulated other comprehensive loss	(15,002)	(42,444)
TOTAL STOCKHOLDERS' DEFICIT	(481,864)	(714,070)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,174,295	$1,326,738

See accompanying notes to the consolidated financial statements.

Energy and Water Development Corp. and Subsidiary

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended
	December 31,
	2022	2021

REVENUE
Revenue	$—	$550,000
TOTAL REVENUE	—	550,000

COST OF EQUIPMENT SOLD
Cost of equipment sold	—	350,000
TOTAL COST OF EQUIPMENT SOLD	—	350,000

GROSS PROFIT	—	200,000

GENERAL and ADMINISTRATIVE EXPENSES
Professional fees	494,926	$416,989
Officers’ salaries and payroll taxes	479,933	300,732
Marketing fees	226,975	174,892
Travel and entertainment	42,696	22,953
Other general and administrative expenses	666,358	222,229
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	1,910,888	1,137,795

LOSS FROM OPERATIONS	(1,910,888)	(937,795)

OTHER INCOME (EXPENSE)
Change in fair value of derivative	234,654	(1,269,266)
Other expense	(93,732)	—
Interest expense	(172,614)	(830,405)
TOTAL OTHER INCOME (EXPENSE)	(31,692)	(2,099,671)

LOSS BEFORE TAXES	(1,942,580)	(3,037,466)

TAXES	—	—

NET LOSS	$(1,942,580)	$(3,037,466)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	27,442	(42,444)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$27,442	$(42,444)

COMPREHENSIVE LOSS	(1,915,138)	(3,079,910)

Loss per common share - Basic	$(0.01)	$(0.02)
Loss per common share - Diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - Basic	169,341,781	136,720,652
Weighted average number of common shares outstanding - Diluted	169,341,781	136,720,652

See accompanying notes to the consolidated financial statements.

Energy and Water Development Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2022 and 2021

					Common Stock				Accumulated Other
	Preferred Stock		Common Stock		Subscriptions		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE AT December 31, 2020	9,780,976	$9,781	123,316,886	$123,316	10,040,000	$1,504,000	$16,153,038	$(19,357,927)	$—	$(1,567,792)
Sale of Common Stock	—	—	5,065,344	5,066	(40,000)	(4,000)	717,047	—	—	718,113
Common stock issued to officers for accrued salary	—	—	10,000,000	10,000	(10,000,000)	(1,500,000)	1,490,000	—	—	—
Common stock issued for services	—	—	500,000	500	—	—	164,500	—	—	165,000
Common stock issued to satisfy convertible debt	—	—	4,671,167	4,671	—	—	265,329	—	—	270,000
Stock issued for interest and fees	—	—	287,246	287	—	—	15,068	—	—	15,355
Derivative settled upon conversion of debt	—	—	—	—	—	—	1,972,419	—	—	1,972,419
Subscription deposits received	—	—	—	—	15,855,000	792,745	—	—	—	792,745
Net loss	—	—	—	—	—	—	—	(3,037,466)	—	(3,037,466)
Other comprehensive loss	—	—	—	—	—	—	—	—	(42,444)	(42,444)
BALANCE AT DECEMBER 31, 2021	9,780,796	$9,781	143,840,643	$143,840	15,855,000	$792,745	$20,777,401	$(22,395,393)	$(42,444)	$(714,070)
Subscriptions liability reclassification to subscriptions	—	—	—	—	7,547,000	377,350	—	—	—	377,350
Sale of Common Stock	—	—	36,443,736	36,444	(23,402,000)	(1,170,095)	2,385,652	—	—	1,252,001
Common stock issued for commitment fee	—	—	500,000	500	—	—	79,500			80,000
Common stock issued for services	—	—	1,574,546	1,574	—	—	266,525	—	—	268,099
Common stock issued to satisfy convertible debt	—	—	540,716	541	—	—	49,459	—	—	50,000
Stock issued for interest and fees	—	—	34,842	35	—	—	3,187	—	—	3,222
Imputed interest on related party loans	—	—	—	—	—	—	6,165	—	—	6,165
Derivative settled upon conversion of debt	—	—	—	—	—	—	110,507	—	—	110,507
Net loss	—	—	—	—	—	—	—	(1,942,580)	—	(1,942,580)
Other comprehensive loss	—	—	—	—	—	—	—	—	27,442	27,442
BALANCE AT December 31, 2022	9,780,796	$9,781	182,934,483	$182,934	—	$—	$23,678,396	$(24,337,973)	$(15,002)	$(481,864)

See accompanying notes to the consolidated financial statements.

Energy and Water Development Corp. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,942,580)	$(3,037,466)
Reconciliation of net loss to net cash used in operating activities
Common stock issued for commitment fee	80,000	—
Amortization of debt discount and deferred financing costs	93,986	770,134
Depreciation expense	18,252	299
Change in fair value of derivative liability	(234,654)	1,269,266
Common stock issued for services	268,099	165,000
Imputed interest on amounts owed to related parties	6,165	—
Foreign currency loss	76,737	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,260	(2,503)
Inventory	(273,274)	(204,533)
Deferred cost	—	350,000
Prepaid expenses and other current assets	90,524	(435,150)
Accounts payable and accrued expenses	92,924	218,096
Due to related party	(97,341)	(28,929)
Deferred revenue	—	(550,000)
Due to officers	199,986	—
Accrued management fees and due to officers	—	(70,482)
CASH USED IN OPERATING ACTIVITIES	(1,618,916)	(1,556,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(196,018)	(4,299)
NET CASH USED IN INVESTING ACTIVITIES	(196,018)	(4,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on convertible loans payable	178,000	369,500
Repayments of convertible loans payable	(150,000)	(95,500)
Proceeds from sale of stock	1,252,001	718,113
Proceeds from common stock subscriptions	—	1,170,095
CASH PROVIDED BY FINANCING ACTIVITIES	1,280,001	2,162,208

Effect of exchange rate changes on cash	(13,849)	(24,020)

Net change in cash	(548,782)	577,621

Cash, beginning of period	589,668	12,047

Cash, end of period	$40,886	$589,668

See accompanying notes to the consolidated financial statements.

Energy and Water Development Corp. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

	For the Year ended
	December 31,
	2021	2020

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$67,940	$28,864
Cash paid for taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for interest and fees	$3,222	$15,355
Reclassification of common stock subscriptions to common stock	$1,170,095	$1,504,000
Common shares issued for conversion of loans payable	$50,000	$270,000
Derivative liability discount	$175,026	$746,672
Derivative settled upon conversion of debt	$110,507	$1,972,419
Reclassification of equity to liability for derivatives	$377,350	$—
Right of use asset exchanged for lease liability	$—	$79,214
Additions of finance lease obligations	$64,417	$—

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

Assets and liabilities measured in Euros are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive loss in its balance sheets. Income and expense accounts are translated at the average exchange rate for the period. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. During the year ended December 31, 2022 the Company used a spot rate of 1.07 and an average rate of 1.05 when converting EURO to USD.

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

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

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

Cash

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has $40,886 and $589,668 cash at December 31, 2022 and 2021.

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

Useful Life (in years)
Office equipment	5
Furniture and fixtures	7
Automobile	5
Machinery and equipment	5

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. As of December 31, 2022 and 2021, unamortized deferred financing costs were $0 and $6,663, respectively and are netted against the related debt.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

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

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, our derivative liabilities as of December 31, 2022 and December 31, 2021, were $184,025 and $354,160, respectively and measured on Level 3 inputs.

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company adjusts derivative financial instruments to fair value on a recurring basis. The fair value for other assets and liabilities such as cash, accounts receivable, prepaid expenses and other current assets, and accounts payable and accrued expenses have been determined to approximate carrying amounts due to the short maturities of these instruments. The Company believes that its indebtedness approximates fair value based on current yields for debt instruments with similar terms.

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

As of December 31, 2022 and 2021, the Corporation does not believe any uncertain tax positions exist that would result in the Corporation having a liability to the taxing authorities. The Corporation’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the statement of operations. The Corporation’s tax returns for the years ended 2012 through 2021 have been filed and are subject to examination by the federal and state tax authorities. The Corporation’s tax returns for the tax year ended 2022 have not been filed.

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

To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. During the years ended December 31, 2022 and 2021, the Company recognized $0 and $550,000 in revenue as a result of meeting the above criteria.

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

As discussed more fully in Note 10, convertible note holders have the option of converting their loans into common shares subject to the terms and features offered by the specific convertible notes. Some note holders were also granted purchase options to purchase additional shares subject to the features of each purchase option. If the convertible note holders of unexercised convertible notes exercised their conversion feature and the additional purchase options, they would represent 8,317,828 and 2,406,227 in additional common shares at December 31, 2022 and 2021, respectively. The potential shares from both the conversion feature and the rights to purchase additional shares were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

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

On January 1, 2022, the Company adopted ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The adoption of ASU 2020-06 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2022, the Company adopted ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), which will clarify and reduce diversity in practice. Specifically, the new standard includes a recognition model comprising four categories of transactions and corresponding accounting treatment for each category. The category that would apply to a modification or an exchange of an equity-classified warrant would depend on the substance of the modification transaction (e.g., a financing transaction to raise equity versus one to raise debt). This recognition model is premised on the idea that the accounting for the transaction should not differ from what it would have been had the issuer of the warrants paid cash instead of modifying the warrants. The adoption of ASU 2021-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company adopted ASU 2016-13 on January 1, 2023. The adoption will not have a material impact on the Company’s consolidated financial statements.

Note 4. Going Concern

The Company has incurred operating losses since it began operations (December 2012) totaling $24,337,973 at December 31, 2022. During the year ended December 31, 2022, the Corporation incurred net losses of $1,942,580. The Company had a working capital deficit of $740,698 at December 31, 2022.

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

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 5. Accounts Receivable

At December 31, 2022 and 2021, accounts receivable was $52,761 and $55,169, respectively, and determined to be fully collectible.

Note 6. Inventory

The components of inventory at December 31, 2022 and 2021, consisted of the following:

	December 31,	December 31,
	2022	2021
Work in progress	$457,646	$196,553
Inventory, net	$457,646	$196,553

Note 7. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets at December 31, 2022 and 2021, consisted of the following:

	December 31, 2022	December 31, 2021
Prepayment on inventory not received	$—	$225,979
Prepaid expenses	140,676	113,600
Value added tax receivable	158,200	83,602
Security deposit	16,346	7,394
Purchase deposits	—	1,507
Prepaid expenses and other current assets	$315,222	$432,082

Note 8. Property and Equipment, Net

The components of property and equipment at December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
	2022	2021
Office equipment	$5,911	$1,526
Furniture and fixtures	2,447	2,607
Financing lease equipment	64,417	—
Machinery and equipment	41,656	—
Automobile	149,787	—
Property and equipment, gross	264,218	4,133
Less: Accumulated depreciation	(18,551)	(299)
Property and equipment, net	$245,667	$3,834

Depreciation expense for the year ended December 31, 2022 and 2021 was $18,252 and $299, respectively, and is included in other general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

Note 9. Accounts Payable and Accrued Expenses

Significant components of accounts payable and accrued expenses at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021

Accrued expenses	$241,960	$385,776
Accounts payable	324,754	375,774
Accrued legal costs	349,726	253,901
Accrued salary and payroll taxes	134,152	50,228
Total	$1,050,592	$1,065,679

As of December 31, 2022 and 2021, the Company owed Virhtech Gmbh, a related party of the Company, $27,029 and $124,370, respectively, for services performed for the Company and is classified as accounts payable – related party on the consolidated balance sheets.

Note 10. Convertible Loans Payable

As of December 31, 2022 and 2021, the Company had loans payable balances, net of discount, of $73,664 and $176,703, respectively.

During the year ended December 31, 2022, the Company issued one convertible loan in the aggregate amount of $178,000. The note bears interest at 8% per annum and all matured within one year. The conversion features in the note met the definition of a derivative and required bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $175,026 and was recorded as a discount of the notes.

During the year ended December 31, 2021, the Company issued two convertible loans in the aggregate amount of $404,000. The notes bear interest at 8% per annum and all mature within one year. On October 21, 2021, the Maturity Date of the $304,000 loan was extended from March 25, 2022 to April 21, 2022. The embedded beneficial conversion features in the notes meet the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $746,672 and was recorded as a discount of the notes. As of December 31, 2022, these loans were fully repaid or converted.

As of December 31, 2022 and 2021, outstanding convertible loans payable, net of discounts, was $73,664 and $176,703, respectively.

The convertible loans were issued in several different forms as discussed below.

Amount
Balance of notes payable, net on December 31, 2020	$149,241
Issuances of debt	404,000
Cash settlement of debt	(95,500)
Conversions	(270,000)
Debt discount	(406,500)
Deferred financing costs	(6,663)
Amortization of debt discount	402,125
Balance of notes payable, net on December 31, 2021	$176,703
Issuances of debt	178,000
Cash settlement of debt	(150,000)
Debt discount	(175,025)
Conversions	(50,000)
Amortization of debt discount	93,986
Balance of notes payable, net on December 31, 2022	$73,664

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

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

Based on the various convertible notes described above, the fair value of applicable derivative liabilities on notes and change in fair value of derivative liability are as follows as of December 31, 2022 and 2021:

Total
Balance as of December 31, 2020	$310,641
Change Due to Issuances	746,672
Change due to exercise / redemptions	(1,972,419)
Change in fair value	1,269,266
Balance as of December 31, 2021	$354,160
Change Due to Issuances	175,026
Change due to exercise / redemptions	(110,507)
Change in fair value	(234,654)
Balance as of December 31, 2022	$184,025

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase that are categorized within Level 3 of the fair value hierarchy for the years ended December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Stock price	$0.04 – 0.19	$0.16 – 0.45
Exercise price	$0.02 - 0.10	$0.03 - 0.20
Contractual term (in years)	0.68 – 1.00	0.27 - 1
Volatility (annual)	140% – 1,313%	149% – 2,095%
Risk-free rate	0.51% - 4.73%	0.04% - 0.39%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability and derivative liabilities:

	Fair value measured at December 31, 2022
	Quoted	Significant
	prices in	other	Significant
	active markets	observable inputs	unobservable inputs	Fair value December 31,
	(Level 1)	(Level 2)	(Level 3)	2022
Derivative liability	$—	$—	$184,025	$184,025
Total	$—	$—	$184,025	$184,025

	Fair Value measured at December 31, 2021
	Quoted	Significant
	prices in	other	Significant
	active markets	observable inputs	unobservable inputs	Fair value at December 31,
	(Level 1)	(Level 2)	(Level 3)	2021
Derivative liability	$—	$—	$354,160	$354,160
Total	$—	$—	$354,160	$354,160

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

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2022 and 2021.

During the years ended December 31, 2022 and 2021, the Company recorded a gain of $234,654 and a loss of $1,269,266, respectively, from the change in fair value of derivative liability.

Note 11. Leases

Financing leases

The Company’s financing lease does not provide an implicit rate that can be readily determined. Therefore, the Company uses discount rates based on the incremental borrowing rate of its most recent external debt of 8%.

The Company’s weighted-average remaining lease term relating to its operating leases is 3.92 years, with a weighted-average discount rate of the 8.00%.

The Company incurred amortization expense for its financing lease of $1,299 and $0 during the years ended December 31, 2022 and 2021, respectively, which was included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2022 and 2021, the Company made cash lease payments of $1,522 and $0, respectively. At December 31, 2022 and 2021, the financing lease right-of-use asset was $64,416 and $0, respectively, and is included in property and equipment, net on the consolidated balance sheets, the current portion of financing lease liability was $14,327 and $0, respectively, and the operating lease liability, net of current portion was $48,946 and $0, respectively.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

Operating leases

The Company’s operating leases do not provide an implicit rate that can be readily determined. Therefore, the Company uses discount rates based on the incremental borrowing rate of its most recent external debt of 8%.

The Company’s weighted-average remaining lease term relating to its operating leases is 0.81 years, with a weighted-average discount rate of the 8.00%.

The Company incurred lease expense for its operating leases of $47,612 and $31,266 during the years ended December 31, 2022 and 2021, respectively, which was included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2022 and 2021, the Company made cash lease payments of $47,612 and $31,266, respectively. At December 31, 2022 and 2021, the operating lease right-of-use asset was $62,113 and $49,432, respectively, the current portion of operating lease liability was $62,113 and $39,148, respectively, and the operating lease liability, net of current portion was $0 and $10,283, respectively.

The following table presents information about the future maturity of the lease liabilities under the Company’s operating and financing leases as of December 31, 2022.

Maturity of Lease Liabilities	Operating lease liabilities	Finance lease liability	Total Amount
2023	$64,364	$18,871	$83,235
2024	—	18,871	18,871
2025	—	18,871	18,871
2026	—	17,299	17,299
Total future minimum lease payments	64,364	73,912	138,276
Less: Imputed interest	(2,251)	(10,639)	(12,890)
Present value of lease liabilities	$62,113	$63,273	$125,386
Remaining lease term (in years)	0.81	3.92

Note 12. Related Party Transactions

Due to officers

Amounts due to officers as of December 31, 2022 and 2021 are comprised of the following:

	December 31,	December 31,
	2022	2021
Ralph Hofmeier:
Unsecured advances due to officer	$56,400	$—
Accrued salaries	86,265	17,485
Total due to Ralph Hofmeier	142,665	17,485

Irma Velazquez:
Unsecured advances due to officer	10,393	—
Accrued salaries	69,434	—
Total due to Irma Velazquez	79,827	—
Total amounts due to officers	$222,492	$17,485

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

In 2020, manufacture of the unit was delayed due to Covid-19 related issues. The Company and EAWC-TV agreed as it had done in 2019, to clear the outstanding balances in the D/T/F EAWC-TV and the outstanding balance it carried in its accounts payable account for administrative services, which it did on December 26, 2020 which resulted in an additional down payment of $193,497. EAWC-TV has an unpaid balance on the equipment of $52,761 and 55,169 as of December 31, 2022 and 2021, respectively, which represents the balance of the Company’s outstanding accounts receivable as of December 31, 2022 and 2021. As of March 31, 2023, the balance remains outstanding, however the Company expects to receive the amount in full by the end of 2023.

Virhtech Gmbh

As of December 31, 2022 and 2021, the Company owed Virhtech Gmbh, a related party of the Company, $27,029 and $124,370, respectively, for services performed for the Company and is classified as accounts payable – related party on the consolidated balance sheets.

Officer and investor deposits

As of December 31, 2022, the Company recorded no common stock subscriptions for stock issuance transactions in process.

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

Note 13. Shareholders’ Deficit

Preferred Stock

Authorized: 500,000,000 shares of voting preferred stock with a par value of $0.001. As of both December 31, 2022 and 2021, the Company had 9,780,796 shares of preferred stock issued and outstanding, respectively.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

Common Stock

Authorized: 1,000,000,000 shares of voting common stock with a par value of $0.001. As of December 31, 2022 and 2021, the Company had 182,934,483 and 143,840,643 shares of common stock outstanding, respectively.

During the year ended December 31, 2022, the Company engaged in the following equity events:

Sale of Common Stock and Subscriptions

On February 18, 2022, the Company received a deposit in the amount of $300,000 for 1,875,000 common shares to be issued pursuant to a securities purchase agreement. These common shares were issued on July 4, 2022.

From January 1, 2022 through March 31, 2022, the Company has issued 14,953,000 common shares related to subscriptions outstanding at December 31, 2021 for total cash consideration of $747,650.

From April 1, 2022 through June 30, 2022, the Company has issued 8,527,947 common shares related to subscriptions outstanding at March 31, 2022 for total cash consideration of $437,450.

Shares issued pursuant to ELOC

On January 26, 2022 the Company entered into a two year equity line of credit (“ELOC”) with an investor to provide up to $5 million. As of March 31, 2022, 500,000 common shares had been issued pursuant to this agreement as the commitment fee at a fair value of $80,000.

On January 26, 2022, the Company entered into a Securities Purchase Agreement with an investor. As of March 31, 2022, 2,000,000 common shares were issued pursuant to this agreement for a purchase price of $300,000. In the third quarter of 2022, an additional 4,023,368 common shares were issued pursuant to ELOC for a purchase price of $450,000.

In the fourth quarter of 2022, the Company issued an additional 5,064,421 shares of the Company’s common stock pursuant to the ELOC for a purchase price of $187,000.

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

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

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

On August 4, 2022, per a board of directors resolution, the Company entered into employment agreements with its Chief Technology Officer, Mr. Ralph Hofmeier, and its Chief Executive Officer, Ms. Irma Velazquez (collectively the “2022 Employment Agreements”). Effective for the fiscal year ended December 31, 2022, under the 2022 Employment Agreements, the base salary will be $210,305 prorated for any partial period of employment and payable in arrears in accordance with the Company’s ordinary payroll policies and procedures. Additionally, in recognition of the employees’ past services, the Company shall pay each employee a lump sum cash signing bonus of $29,164, less payroll deductions and withholdings, and each individual will be eligible to receive a yearly bonus based on yearly profitability. Additionally, if certain performance milestones are met, each employee will be granted options to purchase shares of the Company’s common stock. No options had been granted as of December 31, 2022. Any increase to the annual base is subject to approval by the Company’s Board of Directors. The 2022 Employment Agreements each have an indefinite term.

Leases

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

Our Telephone number is +49 40 809081354. Rent expense for the years ended December 31, 2022 and 2021 amounted to $69,171 and $37,552.

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

Litigation

EAWD vs Packard and Co-Defendant Nick Norwood – Case number 18-031011 CA-01 Miami-Dade County Circuit Court. The Company is demanding the proof of payment for shares issued in 2008. A Jury trial has been granted against Mr. Packard and Co-defended Mr. Northwood, which would take place on First week of May 2023.

EAWD vs Nerve Smart Systems ApS (“Nerve”) - Case number BS-15264/2022– The Court of Roskilde, Denmark. On April 2022, the Company filed a claim against Nerve demanding the return of the amounts paid by the Company for a Battery Energy Storage System that was never delivered by Nerve to the Company, and therefore Nerve did not meet the requirements and specifications of the contract with the Company. The Company is confident there will be a positive outcome in this case. This matter is not expected to be resolved prior to 2024 due to the long waiting times of the Danish court System.

EAWD vs NPP Niethammer, Posewang & Partner GmbH Wirtschaftsprüfungsgesellschaft Steuerberatungsgesellschaft (“NPP”) – Case number 322 O 159/22 – On November 28, 2022, by court settlement, the legal dispute again NPP was settled. The subject matter of the legal dispute was NPP’s fee claims against the Company in the amount of EUR 45,500, which is approximately $48,160, plus interest. On November 28, 2022, the Company agreed to pay NPP an amount of EUR 22,749, which is approximately $23,214. The costs of the legal dispute were set off against each other in the settlement. There is still an outstanding fee claim against the Company according to an invoice dated January 25, 2023 in the amount of EUR 4,986, which is approximately $5,277.

Note 15. Income Taxes

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The Company did not have an income tax provision or benefit for the year ended December 31, 2022 and 2021. The Company has incurred losses and therefore has provided a full valuation against net deferred tax assets as December 31, 2022 and 2021.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

The items accounting for the difference between U.S. and foreign income taxes at the effective statutory rate and the provision for income taxes for the year ended December 31, 2022 and 2021 were as follows:

	December 31,	December 31,
	2022	2021
Income tax benefit at U.S. statutory rate of 21%
Net operating loss – U.S. – federal	$(169,906)	$(562,283)
State income tax net of Federal benefits – U.S.	(35,154)	(94,298)
Non-deductible expenses – U.S.	54,953	540,338
Net operating loss - foreign	(249,864)	(79,179)
Temporary differences	(762,687)	—
Change in valuation allowance – U.S.	912,794	116,243
Change in valuation allowance – foreign	249,864	79,179

Total provision for income tax – U.S. and foreign	$—	$—

The Company’s approximate net U.S. and foreign deferred tax assets as of December 31, 2022 and 2021 were as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Book to tax difference – fixed assets	$506,826	$—
Net operating loss carry forward – U.S.	2,796,738	2,390,769
Net operating loss carry forward – foreign	329,043	79,179

Total deferred tax assets – U.S. and foreign	3,632,607	2,469,948
Valuation allowance – U.S. and foreign	(3,632,607)	(2,469,948)

Net deferred tax assets	$—	$—

Net operating loss carry-forwards for U.S. federal and state in the amount of approximately $11.0 million, and for foreign of $1.5 million, will expire beginning December 31, 2033.

The net change in the valuation allowance for the years ended December 31, 2022 and 2021 was an increase of $912,794 and $116,243, respectively. The valuation allowance increased as a result of losses in the current period. The net change in the foreign valuation allowance for the years ended December 31, 2022 and 2021 was an increase of $249,864 and $79,179 respectively. The valuation allowance increased as a result of losses in the current period.

The Company subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions. The Company’s federal and state tax returns for the previous three years remain open for audit. With respect to material non-U.S. jurisdictions in which we operate, we have open tax years ranging from 2 to 10 years.

Note 16. Subsequent Events

On January 10, 2023, the Company issued 1,584,427 shares of common stock to Tysadco Partners LLC at a per share price of $0.025 pursuant to that certain January 26, 2022 Purchase Agreement wherein the parties established a two-year Equity Line of Credit (ELOC). The purchase price under the ELOC is equal to 85% of the two lowest individual VWAP during the five trading days immediately prior to the Company’s put notice.

On January 18, 2023, the Company issued an aggregate 6,250,000 shares of common stock to Gary Rodney at a per share price of $0.02 in full satisfaction of all accrued but unpaid amounts payable for services as interim chief financial officer pursuant to that certain Consulting Agreement by and between InfoQuest Technology, Inc. and the Company dated June 2, 2021.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

On January 18, 2023, the Company issued an aggregate 702,523 shares of common stock to Ralph Hofmeier at a per share price of $0.05 in full satisfaction of all accrued but unpaid amounts payable pursuant to that certain Employment Agreement by and between Ralph Hofmeier and the Company dated August 4, 2022.

On January 18, 2023, the Company issued 1,397,787 shares of common stock to Tysadco Partners LLC at a per share price of $0.026 pursuant to that certain January 26, 2022 Purchase Agreement wherein the parties established a two-year Equity Line of Credit (ELOC). The purchase price under the ELOC is equal to 85% of the two lowest individual VWAP during the five trading days immediately prior to the Company’s put notice.

On January 30, 2023, the Company issued 1,329,345 shares of common stock to Tysadco Partners LLC at a per share price of $0.038 pursuant to that certain January 26, 2022 Purchase Agreement wherein the parties established a two-year Equity Line of Credit (ELOC). The purchase price under the ELOC is equal to 85% of the two lowest individual VWAP during the five trading days immediately prior to the Company’s put notice.

On January 30, 2023, Energy and Water Development Corp. (the “Company”) executed an engagement letter (the “Engagement Letter”) with AOB Accounting and Consultancy Services Company Limited pursuant to which Mr. Amedeo Montonati, age 30, will provide services to the Company as its Chief Financial Officer. Prior to taking this position with the Company, Mr. Montonati was a Senior Administrative Consultant at Hawksford Group in Hong Kong from 2018 to 2021 and since then has served as an associate director at AOGB Professional Services Group and as Interim CFO at Brera Holdings PLC. Mr. Montonati holds an MBA from University of South Australia, Hong Kong. The Engagement Letter has an initial term of six months that can be extended by mutual agreement of the parties. The Engagement Letter sets forth the material terms and conditions of his engagement, including compensation. Additionally, the Engagement Letter includes certain restrictive covenants that generally prohibit him from disclosing information that is confidential to the Company.

On February 14, 2023, the Company issued 999,429 shares of common stock to Tysadco Partners LLC at a per share price of $0.0824 pursuant to that certain January 26, 2022 Purchase Agreement wherein the parties established a two-year Equity Line of Credit (ELOC). The purchase price under the ELOC is equal to 85% of the two lowest individual VWAP during the five trading days immediately prior to the Company’s put notice.

On February 14, 2023, the Company issued 250,000 shares of common stock to investors at a purchase price of $0.10 per share for a total value of $25,000.

On February 17, 2023, the Company issued 125,000 shares of common stock to investors at a purchase price of $0.10 per share for a total value of $12,500.

