Form 10-Q
period 2023-03-31
Energy & Water Development Corp
filed 2023-06-06
CIK 1563298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

The number of shares outstanding of the registrant’s classes of common stock as June 5, 2023 was 213,181,259 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Energy and Water Development Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$144,441	$40,886
Accounts receivable	52,761	52,761
Inventory	467,527	457,646
Prepaid expenses and other current assets	300,737	315,222
TOTAL CURRENT ASSETS	965,466	866,515

Property and equipment, net	265,899	245,667
Operating lease right-of-use asset	39,359	62,113
TOTAL ASSETS	$1,270,724	$1,174,295

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$910,340	$1,023,563
Accounts payable - related party	24,029	27,029
Convertible loan payables, net of discount	116,821	73,664
Due to officers	251,376	222,492
Derivative liability	153,432	184,025
Current portion of operating lease liability	39,359	62,113
Current portion of financing lease liability	14,930	14,327
TOTAL CURRENT LIABILITIES	1,510,287	1,607,213

Financing lease liability, net of current portion	46,155	48,946
TOTAL LIABILITIES	1,556,442	1,656,159

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 500,000,000 shares authorized, 9,780,796 shares issued and outstanding as of March 31, 2023 and December 31, 2022	9,781	9,781
Common stock, par value $.001 per share; 1,000,000,000 shares authorized, 195,572,994 and 182,934,483 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	195,573	182,934
Common stock subscriptions; 13,674,000 and 0 shares as of March 31, 2023 and December 31, 2022, respectively	310,700	—
Additional paid-in capital	24,266,847	23,678,396
Accumulated deficit	(25,047,999)	(24,337,973)
Accumulated other comprehensive loss	(20,620)	(15,002)
TOTAL STOCKHOLDERS' DEFICIT	(285,718)	(481,864)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,270,724	$1,174,295

See accompanying notes to the condensed consolidated financial statements (unaudited).

1

Energy and Water Development Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

GENERAL AND ADMINISTRATIVE EXPENSES
Marketing fees	$14,996	$93,247
Professional fees	132,576	101,898
Officers’ salaries and payroll taxes	136,633	113,237
Other general and administrative expenses	215,449	122,655
Travel and entertainment	5,527	12,075
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	505,181	443,112

LOSS FROM OPERATIONS	(505,181)	(443,112)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	30,593	243,653
Other income (expense)	8,392	(34,805)
Loss on settlement of liabilities	(196,159)	—
Interest expense	(47,671)	(124,446)
TOTAL OTHER INCOME (EXPENSE)	(204,845)	84,402

LOSS BEFORE TAXES	(710,026)	(358,710)

TAXES	—	—

NET LOSS	$(710,026)	$(358,710)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(5,618)	13,970
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(5,618)	13,970

COMPREHENSIVE LOSS	(715,644)	(344,740)

Net loss per common share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	192,887,042	149,481,067

See accompanying notes to the condensed consolidated financial statements (unaudited).

2

Energy and Water Development Corp.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Subscriptions		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE AT DECEMBER 31, 2021	9,780,796	$9,781	143,840,643	$143,840	15,855,000	$792,745	$20,777,401	$(22,395,393)	$(42,444)	$(714,070)
Sale of Common Stock	—	—	17,453,000	17,453	(14,953,000)	(747,650)	1,030,197	—	—	300,000
Common stock issued for services	—	—	520,000	520	—	—	88,080	—	—	88,600
Common stock issued to satisfy convertible debt	—	—	540,716	541	—	—	49,459	—	—	50,000
Stock issued for interest and fees	—	—	34,842	35	—	—	3,187	—	—	3,222
Subscriptions liability reclassification to subscriptions	—	—	—	—	7,547,000	377,350	—	—	—	377,350
Derivative settled upon conversion of debt	—	—	—	—	—	—	110,507	—	—	110,507
Subscription deposits received	—	—	—	—	1,875,000	300,000	—	—	—	300,000
Costs associated with equity line of credit	—	—	—	—	—	—	(24,000)	—	—	(24,000)
Net loss	—	—	—	—	—	—	—	(358,710)	—	(358,710)
Other comprehensive loss	—	—	—	—	—	—	—	—	13,970	13,970
BALANCE AT March 31, 2022	9,780,796	$9,781	162,389,201	$162,389	10,324,000	$722,445	$22,034,831	$(22,754,103)	$(28,474)	$146,869

	Preferred Stock		Common Stock		Common Stock Subscriptions		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE AT DECEMBER 31, 2022	9,780,796	$9,781	182,934,483	$182,934	—	$—	$23,678,396	$(24,337,973)	$(15,002)	$(481,864)
Sale of Common Stock	—	—	5,685,988	5,686	13,674,000	310,700	227,814	—	—	544,200
Common stock issued to officers for accrued salary	—	—	6,952,523	6,953	—	—	357,332	—	—	364,285
Imputed interest on related party loans	—	—	—	—	—	—	3,305	—	—	3,305
Net loss	—	—	—	—	—	—	—	(710,026)	—	(710,026)
Other comprehensive loss	—	—	—	—	—	—	—	—	(5,618)	(5,618)
BALANCE AT March 31, 2023	9,780,796	$9,781	195,572,994	$195,573	13,674,000	$310,700	$24,266,847	$(25,047,999)	$(20,620)	$(285,718)

See accompanying notes to the condensed consolidated financial statements (unaudited).

3

Energy and Water Development Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(710,026)	$(358,710)
Reconciliation of net loss to net cash used in operating activities
Amortization of debt discount and deferred financing costs	43,157	63,296
Depreciation expense	19,402	873
Non-cash lease expense	23,357	—
Change in fair value of derivative liability	(30,593)	(243,653)
Imputed interest on related party loans	3,305	—
Loss on settlement of liabilities	196,159	—
Stock issued for services	—	88,600

Changes in operating assets and liabilities:
Inventory	(9,881)	(256,999)
Prepaid expenses and other current assets	14,485	142,910
Operating lease liabilities, current and non-current	(22,754)	—
Accounts payable and accrued expenses	19,777	(30,003)
Due to related party	(3,000)	—
Due to officers	64,010	(4,558)
CASH USED IN OPERATING ACTIVITIES	(392,602)	(598,244)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(34,525)
CASH USED IN INVESTING ACTIVITIES:	—	(34,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of finance leases	(2,791)	—
Payments of convertible loans payable	—	(150,000)
Costs associated with equity line of credit	—	(24,000)
Proceeds from sale of common stock	233,500	300,000
Proceeds from common stock subscriptions	310,700	300,000
CASH PROVIDED BY FINANCING ACTIVITIES	541,409	426,000

Effect of exchange rate changes on cash	(45,252)	29,152

Net change in cash	103,555	(177,617)

Cash beginning of period	40,886	589,668

Cash end of period	$144,441	$412,051

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$451	$67,940
Cash paid for taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for interest and fees	$—	$3,222
Common stock issued to convert loans payable	$—	$50,000
Derivative liability settled upon conversion of debt	$—	$110,507
Reclassification of common stock subscription liability to common stock subscriptions	$310,700	$377,350
Reclassification of common stock subscriptions to common stock	$—	$747,650

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

On March 10, 2008, the Company changed its name to Eurosport Active World Corporation and on March 17, 2008, the Company entered into an Agreement and Plan of Acquisition (the “Acquisition Agreement”) with Inko Sport America, LLC (“ISA”), a privately-held Florida limited liability company wherein all of the certified owners of ISA exchanged their ownership interests in ISA for shares of the Company. In connection with the closing of the Acquisition Agreement, the Company adopted ISA’s business plan and the Company’s registered directors were elected to their positions. This transaction was accounted for as a recapitalization effected by a share exchange, wherein ISA was considered the acquirer for accounting and financial reporting purposes. ISA was administratively dissolved in September 2010.

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of EAWD and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements (unaudited) include the accounts of Energy and Water Development Corp. and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements of Energy and Water Development Corp. for the fiscal year ended December 31, 2022, have been omitted.

 Foreign currency translation

The United States dollar (“USD”) is the Company’s reporting currency. The Company has two subsidiaries located in Germany. The net sales generated, and the related expenses directly incurred from the operations, if any, are denominated in local currency, Euro (“Euro”). The functional currency of the subsidiaries is generally the same as the local currency.

Assets and liabilities measured in Euros are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive loss in its balance sheets. Income and expense accounts are translated at the average exchange rate for the period. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. During the three months ended March 31, 2023 the Company used a spot rate of 1.09 and an average rate of 1.07 when converting EURO to USD.

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

Cash

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has $144,441 and $40,866 cash as of March 31, 2023 and December 31, 2022, respectively.

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

To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. During the three months ended March 31, 2023 and 2022, the Company did not recognize any revenue.

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

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, our derivative liabilities as of March 31, 2023 and December 31, 2022 were $153,432 and $184,025, respectively and measured on Level 3 inputs.

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

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As discussed more fully in Note 10, convertible note holders have the option of converting their loans into common shares subject to the terms and features offered by the specific convertible notes. Some note holders were also granted purchase options to purchase additional shares subject to the features of each purchase option. If the convertible note holders of unexercised convertible notes exercised their conversion feature and the additional purchase options, they would represent 0 and 0 in additional common shares as of March 31, 2023 and 2022, respectively.  The potential shares from both the conversion feature and the rights to purchase additional shares were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

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

On January 1, 2022, the Company adopted ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The adoption of ASU 2020-06 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 4. Going Concern

The Company has incurred operating losses since it began operations (December 2012) totaling $25,047,999 as of March 31, 2023. During the three months ended March 31, 2023, the Corporation incurred net losses of $710,026. The Company had a working capital deficit of $544,821 as of March 31, 2023.

The Company’s ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business and availability to sufficient resources.

Management expects sales operations to continue to expand. If necessary, the Company will need to raise additional funds during 2023. Management of the Company intends to raise additional funds through the issuance of equity securities or debt, credit lines or advances from suppliers. The ability of the Company to continue as a going concern depends upon its ability to generate sales or obtain additional funding to finance operating losses until the Corporation is profitable.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 5. Accounts Receivable

As of March 31, 2023 and December 31, 2022, accounts receivable was $52,761 and determined to be fully collectible.

Note 6. Inventory

The components of inventory as of March 31, 2023 and December 31, 2022, consisted of the following:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Work in progress	$467,527	$457,646
Inventory, net	$467,527	$457,646

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 7. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets as of March 31, 2023 and December 31, 2022, consisted of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)
Prepaid expenses	$110,108	$140,676
Value added tax receivable	173,932	158,200
Security deposit	16,697	16,346
Prepaid expenses and other current assets	$300,737	$315,222

Note 8. Property and Equipment, net

The components of property and equipment as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Office equipment	$6,071	$5,911
Furniture and fixtures	2,500	2,447
Financing lease equipment	65,803	64,417
Machinery and equipment	77,156	41,656
Automobile	152,322	149,787
Property and equipment, gross	303,852	264,218
Less: Accumulated depreciation	(37,953)	(18,551)
Property and equipment, net	$265,899	$245,667

Depreciation expense for the three months ended March 31, 2023 and 2022 was $19,402 and $873, respectively, and is included in other general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

Note 9. Accounts Payable and Accrued Expenses and Accounts payable – Related Party

Significant components of accounts payable and accrued expenses as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
	(Unaudited)
Accrued expenses	$260,752	$241,960
Accounts payable	298,685	324,754
Accrued legal costs	349,726	349,726
Accrued salary and payroll taxes	1,177	134,152
Total	$910,340	$1,050,592

As of March 31, 2023 and December 31, 2022, the Company owed Virhtech GmbH, a related party of the Company, $24,029 and $27,029, respectively, for services performed for the Company and is classified as accounts payable – related party on the condensed consolidated balance sheets.

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 10. Convertible Loans Payable

As of March 31, 2023 and December 31, 2022, the balance of convertible loans payable net of discount was $116,821 and $73,664, respectively.

During the year ended December 31, 2022, the Company issued one convertible loan in the aggregate amount of $178,000. The note bears interest at 8% per annum and all matured within one year. The conversion features in the note met the definition of a derivative and required bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $175,025 and was recorded as a discount of the notes.

During the year ended December 31, 2021, the Company issued two convertible loans in the aggregate amount of $404,000. The notes bear interest at 8% per annum and all mature within one year. On October 21, 2021, the Maturity Date of the $304,000 loan was extended from March 25, 2022 to April 21, 2022. The embedded beneficial conversion features in the notes meet the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $746,672 and was recorded as a discount of the notes. During the year ended December 31, 2022, the remaining balance of these loans was fully repaid or converted.

Amount
Balance of notes payable, net on December 31, 2021	$176,703
Issuances of debt	178,000
Cash settlement of debt	(150,000)
Debt discount	(175,025)
Conversions	(50,000)
Amortization of debt discount	93,986
Balance of notes payable, net on December 31, 2022	$73,664
Amortization of debt discount	43,157
Balance of convertible loan payables, net of discounts on March 31, 2023 (Unaudited)	$116,821

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

Based on the various convertible notes described above, the fair value of applicable derivative liabilities on notes and change in fair value of derivative liability are as follows as of March 31, 2023 and December 31, 2022:

Total
Balance as of December 31, 2021	$354,160
Change Due to Issuances	175,026
Change due to exercise / redemptions	(110,507)
Change in fair value	(234,654)
Balance as of December 31, 2022	$184,025
Change in fair value	(30,593)
Balance of derivative liability as of March 31, 2023 (Unaudited)	$153,432

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the periods ended March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
	(Unaudited)
Stock price	$0.04	$0.04 – 0.19
Exercise price	$0.03	$0.02 - 0.10
Contractual term (in years)	0.58	0.68 – 1.00
Volatility (annual)	182%	140% – 1,313%
Risk-free rate	4.64%	0.51% - 4.73%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair Value measured at March 31, 2023 (Unaudited)
	Quoted prices in	Significant other	Significant	Fair value at
	active markets	observable inputs	unobservable inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2023
Derivative liability	$—	$—	$153,432	$153,432
Total	$—	$—	$153,432	$153,432

	Fair value measured at December 31, 2022
	Quoted prices in	Significant other	Significant	Fair value at
	active markets	observable inputs	unobservable inputs	December 31
	(Level 1)	(Level 2)	(Level 3)	2022
Derivative liability	$—	$—	$184,025	$184,025
Total	$—	$—	$184,025	$184,025

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2023 and 2022.

During the three months ended March 31, 2023 and 2022, the Company recorded gains of $30,593 and $243,653, respectively, from the change in fair value of derivative liability.

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 11. Leases

Finance leases

The Company’s financing lease does not provide an implicit rate that can be readily determined. Therefore, the Company uses discount rates based on the incremental borrowing rate of its most recent external debt of 8%.

The Company’s weighted-average remaining lease term relating to its finance leases is 3.67 years, with a weighted-average discount rate of  8.00%.

The Company incurred amortization expense for its financing lease of $3,255 and $0 during the three months ended March 31, 2023 and 2022, respectively, which was included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2023 and 2022, the Company made cash lease payments of $4,768 and $0, respectively. As of March 31, 2023 and December 31, 2022, the financing lease right-of-use asset was $61,380 and $64,416, respectively, and is included in property and equipment, net on the condensed consolidated balance sheets, the current portion of financing lease liability was $14,930 and $14,327, respectively, and the operating lease liability, net of current portion was $46,155 and $48,946, respectively.

Operating leases

The Company’s operating leases do not provide an implicit rate that can be readily determined. Therefore, the Company uses discount rates based on the incremental borrowing rate of its most recent external debt of 8%.

The Company’s weighted-average remaining lease term relating to its operating leases is 0.81 years, with a weighted-average discount rate of  8.00%.

The Company incurred lease expense for its operating leases of $24,932 and $10,173 during the three months ended March 31, 2023 and 2022, respectively, which was included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2023 and 2022, the Company made cash lease payments of $24,932 and $10,173, respectively. At March 31, 2023 and December 31, 2022, the operating lease right-of-use asset was $39,359 and $62,113, respectively, the current portion of operating lease liability was $39,359 and $62,113, respectively, and the operating lease liability, net of current portion was $0 and $0, respectively.

The following table presents information about the future maturity of the lease liabilities under the Company’s operating and financing leases as of March 31, 2023.

Maturity of Lease Liabilities	Operating lease liabilities	Finance lease liability	Total Amount
2023 (remainder of year)	$40,549	$14,458	$55,007
2024	—	19,277	19,277
2025	—	19,277	19,277
2026	—	17,671	17,671
Total future minimum lease payments	40,549	70,683	111,232
Less: Imputed interest	(1,190)	(9,598)	(10,788)
Present value of lease liabilities	$39,359	$61,085	$100,444
Remaining lease term (in years)	0.67	3.67

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 12. Related Party Transactions

Due to officers

Amounts due to officers as of March 31, 2023 and December 31, 2022 are comprised of the following:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Ralph Hofmeier:
Unsecured advances due to officer	$9,840	$56,400
Accrued salaries	121,811	86,265
Total due to Ralph Hofmeier	131,651	142,665

Irma Velazquez:
Unsecured advances due to officer	12,154	10,393
Accrued salaries	107,571	69,434
Total due to Irma Velazquez	119,725	79,827
Total amounts due to officers	$251,376	$222,492

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

In 2020, manufacture of the unit was delayed due to Covid-19 related issues. The Company and EAWC-TV agreed as it had done in 2019, to clear the outstanding balances in the D/T/F EAWC-TV and the outstanding balance it carried in its accounts payable account for administrative services, which it did on December 26, 2020 which resulted in an additional down payment of $193,497. EAWC-TV has an unpaid balance on the equipment of $52,761 as of March 31, 2023 and December 31, 2022, respectively, which represents the balance of the Company’s outstanding accounts receivable as of March 31, 2023 and December 31, 2022.

Virhtech GmbH

As of March 31, 2023 and December 31, 2022, the Company owed Virhtech GmbH, a related party of the Company, $24,029 and $27,029, respectively, for services performed for the Company and is classified as accounts payable – related party on the condensed consolidated balance sheets.

Investor deposit and officer compensation

On January 18, 2023, the Company issued 6,952,523 shares of the Company’s common stock to officers for accrued salaries payable valued at $168,126.

For the three months ended March 31, 2023, the Company received deposits in the amount of $310,700 for 13,674,000 common shares related to common stock subscriptions that were issued in May 2023.

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 13. Stockholders’ Equity (Deficit)

Preferred Stock

Authorized: 500,000,000 shares of voting preferred stock with a par value of $0.001. As of both March 31, 2023 and December 31, 2022, the Company had 9,780,796 shares of preferred stock issued and outstanding.

Common Stock

Authorized: 1,000,000,000 shares common stock with a par value of $0.001. As of March 31, 2023 and December 31, 2022, the Company had 195,572,994 and 182,934,483 shares of common stock outstanding, respectively.

During the three months ended March 31, 2023 the Company engaged in the following equity events:

•	On January 18, 2023, the Company issued an aggregate 6,250,000 shares of common stock to Gary Rodney at a per share price of $0.02 in full satisfaction of all accrued but unpaid amounts payable for services as interim chief financial officer pursuant to his consulting agreement by and between InfoQuest Technology, Inc. and the Company dated June 2, 2021. The Company recognized a loss of $194,050 related to the settlement that is included in other income (expense) on the accompanying consolidated condensed statement of operations and comprehensive loss.
•	On January 18, 2023, the Company issued an aggregate 702,523 shares of common stock to Ralph Hofmeier the Company’s Chief Technology Officer and Chairman of the Board at a per share price of $0.05 in full satisfaction of all accrued but unpaid amounts payable pursuant to his employment agreement by and between Ralph Hofmeier and the Company dated August 4, 2022. The Company recognized a loss of $2,109 related to the settlement that is included in other income (expense) on the accompanying consolidated condensed statement of operations and comprehensive loss.
•	The Company issued an additional 5,310,988 shares of the Company's common stock pursuant to the ELOC for an aggregate purchase price of $196,000.
•	From January 1, 2023 through March 31, 2023, the Company issued 375,000 shares of the Company’s common stock to investors for an aggregate purchase price of $37,500.

During the three months ended March 31, 2022 the Company engaged in the following equity events:

•	On January 26, 2022 the Company entered into a two year equity Line of credit (“ELOC”) with an investor to provide up to $5 million. As of March 31, 2022, 2,500,000 common shares were issued pursuant to this agreement, including 500,000 common shares as the agreed upon commitment fee. The initial purchase in this agreement was for $300,000. See Note 16 for more information.
•	On January 14, 2022, the Company completed a conversion of our outstanding convertible debt by exchanging $53,222 cash for retiring $50,000 in convertible debt along with $3,222 in interest for a total of 575,558 common shares.
•	On February 2, 2022, the Company issued 20,000 shares of the Company’s common stock to a vendor for services valued at $3,600.
•	On February 3, 2022, the Company issued 500,000 shares of the Company’s common stock to a vendor for services valued at $85,000.
•	On February 18, 2022, the Company received a deposit in the amount of $300,000 for 1,875,000 common shares to be issued pursuant to a securities purchase agreement. As of April 14, 2022, these shares have been issued.
•	From January 1, 2022 through March 31, 2022, the Company has issued 14,953,000 common shares related to subscriptions outstanding at December 31, 2021.

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

On August 4, 2022, per a board of directors resolution, the Company entered into employment agreements with its Chief Technology Officer, Mr. Ralph Hofmeier, and its Chief Executive Officer, Ms. Irma Velazquez (collectively the “2022 Employment Agreements”). Effective for the fiscal year ended December 31, 2022, under the 2022 Employment Agreements, the base salary will be $210,305 prorated for any partial period of employment and payable in arrears in accordance with the Company’s ordinary payroll policies and procedures. Additionally, in recognition of the employees’ past services, the Company shall pay each employee a lump sum cash signing bonus of $29,164, less payroll deductions and withholdings, and each individual will be eligible to receive a yearly bonus based on yearly profitability. Additionally, if certain performance milestones are met, each employee will be granted options to purchase shares of the Company’s common stock. No options had been granted as of March 31, 2023. Any increase to the annual base is subject to approval by the Company’s Board of Directors. The 2022 Employment Agreements each have an indefinite term.

Energy and Water Development Corp.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Lease

Our registered office is located at 7901 4th Street N STE #4174, St. Petersburg, Florida 33702. Our telephone number is +1 (727) 677-9408. Office services are contracted for on a month-to-month basis in this address. In October 2020, the Company established its official registered branch in Hamburg Germany; the office address until March 31, 2021 was Offakamp 9f- 2.17. On April 1, 2021, the Company entered into two lease agreements for a workshop located at Industriestraße 17, 25462 Relligen and an office located at Ballindam 3 20095 Hamburg, Germany. Our telephone number is +49 40 809081354. Rent expense for the three months ended March 31, 2023 and 2022 amounted to $23,626 and $19,521, respectively.

The Company notified the landlord for one of its operating leases in May 2023 to effectively terminate the lease on June 30, 2023 as a precaution to the vague language used in the lease agreement. In response to the notification, the landlord has sought September 30, 2023 as the final date of the lease and demanded additional compensation for the early termination of the lease and for damages to the rental space. The Company may seek potential litigation against the landlord for demanding additional compensation that the Company does not believe the landlord is entitled to.

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

Litigation

EAWD vs Packard and Co-Defendant Nick Norwood – Case number 18-031011 CA-01 Miami-Dade County Circuit Court. The Company is demanding the proof of payment for shares issued in 2008. The parties are currently scheduled to participate in non-binding arbitration.

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

Note 15. Subsequent Events

In May 2023, the Company issued 2,914,265 shares of the common stock to GS Capital Partners, LLC for conversion of $58,000 of principal and $1,699 of accrued interest on the convertible loan payable.

In May 2023, the Company established an official subsidiary of EAWD called EAWD Mexico SAPI de CV, in Mexico to ensure the company is positioned to service its growing business in the American Continent where the water scarcity is growing as well as the demand for sustainable solutions for the supply of water and off-grid EV charging stations.

For the three months ended March 31, 2023, the Company received deposits in the amount of $310,700 for 13,674,000 common shares related to common stock subscriptions that were issued in May 2023.

In May 2023, the Company issued 1,020,000 shares of common stock for $26,000.

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended March 31, 2023 Compared to the three Months ended March 31, 2022

	For the Three Months Ended
	March 31,
	2023	2022
	(Unaudited)
GENERAL AND ADMINISTRATIVE EXPENSES
Marketing fees	$14,996	$93,247
Professional fees	132,576	101,898
Officers’ salaries and payroll taxes	136,633	113,237
Other general and administrative expenses	215,449	122,655
Travel and entertainment	5,527	12,075
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	505,181	443,112

LOSS FROM OPERATIONS	(505,181)	(443,112)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	30,593	243,653
Other income (expense)	8,392	(34,805)
Loss on settlement	(196,159)	—
Interest expense	(47,671)	(124,446)
TOTAL OTHER INCOME (EXPENSE)	(204,845)	84,402

LOSS BEFORE TAXES	(710,026)	(358,710)

TAXES	—	—

NET LOSS	$(710,026)	$(358,710)

General and Administrative Expense

General and administrative expense increased by $62,069 to $505,181 for the three months ended March 31, 2023 from $443,112 for the three months ended March 31, 2022.

The increase in general and administrative expenses was primarily due to an increase in professional fees of $30,678, officer’s salaries of $23,396, and other general and administrative expenses of $92,794, offset by a decrease in marketing fees of $78,251, and travel and entertainment expenses by $6,548.

Other Income (Expense)

Other income decreased by $289,247 to $204,845 of other expense for the three months ended March 31, 2023 compared to other income of $84,402 for the three months ended March 31, 2022. The decrease in other income is the result of a decrease in the gain on derivative liability of $213,060 and an increase in loss on settlement of $196,159, offset by an increase in interest income of $76,775 and increase in other income of $43,197.

Net Loss

Net loss increased by $351,316 to $710,026 for the three months ended March 31, 2023 from $358,710 for the three months ended March 31, 2022. This increase was attributable to the net increases and decreases as discussed above.

LIQUIDITY and CAPITAL RESOURCES

We had $144,441 cash and negative working capital of $544,821 as of March 31, 2023. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties discussed more fully below.

We have sustained operating losses since our operations began. As of March 31, 2023, we had an accumulated deficit of $25,047,999. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining more project contracts, among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

During the year ended December 31, 2022, the Company issued one convertible loan in the aggregate amount of $178,000. The note bears interest at 8% per annum and all matured within one year. The conversion features in the note met the definition of a derivative and required bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $175,025 and was recorded as a discount of the notes.

We have satisfied our cash and working capital requirements in the three months ended March 31, 2023, through the sale of common stock.

Comparison of Cash Flows for the Three Months Ended March 31, 2023 (2023) and March 31, 2022 (2022)

Net cash used in operating activities

We used $392,602 of cash in our operating activities in 2023 compared to $598,244 used in 2022. The decrease in cash used of $205,642 includes a net loss of $710,026, offset by non-cash lease expenses of $23,357, amortization of debt discount and deferred financing costs of $43,157, depreciation expense of $19,402, imputed interest on related party loan of $3,305, loss on settlement of liabilities of $196,159, offset by a change in fair value of derivative liability of $30,593, as well as cash provided by working capital items in the amount of $62,637 principally related to a decrease in prepaid expenses and other current assets of $14,485, an increase in accounts payable and accrued expenses of $19,777, and an increase in due to officers of $64,010, offset by an increase in inventory of $9,881, a decrease in operating lease liabilities, current and non-current of $22,754 and a decrease in due to related party of $3,000.

Cash Flows from Investing Activities

The Company used no cash from investing activities in 2023 as compared to $34,525 in 2022.

Cash Flows from Financing Activities

We received $541,409 (2023) and $426,000 (2022) in cash provided from financing activities. The net increase of $115,409 is due to $233,500 of proceeds from sale of stock and $310,700 of proceeds from common stock subscriptions, offset by $2,791 for payments of finance leases.

Financial Position

Total Assets – As of March 31, 2023 the Company had $1,270,724 of total assets representing $144,441 in cash, $52,761 in accounts receivable, $467,527 in inventory, $300,737 in prepaid expenses and other current assets, $265,899 in property and equipment, and $39,359 in operating lease right-of-use asset.

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

MATERIAL COMMITMENTS

Employment Agreements

The Company entered into employment agreements with each of Irma Velazquez, its Chief Executive Officer and Vice Chairman of the Board, and Ralph Hofmeier, its Chairman of the Board and Chief Technology Officer, effective August 4, 2022 (together, the “Executive Employment Agreements”). Under the Executive Employment Agreements, the Company agreed to pay each of Ms. Velazquez and Mr. Hofmeier an annual base salary of €200,000, which is approximately $210,000 per year with discretionary cash and equity bonuses available based on the Board’s assessment of the executive’s performance against applicable performance objectives as well as Company performance. Any increase to the annual base salary is subject to approval by the Company’s Board of Directors. The foregoing descriptions of the Executive Employment Agreements does not purport to be complete and is qualified in its entirety by reference to the copy of each agreement filed as Exhibits 10.1 and 10.2 the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

The Company also entered into employment agreements with 4 other employees, effective during the 3rd quarter of 2021. In 2022, The Company dismissed two employees to upgrade these positions as technical assistants.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

The next operational step to accomplish is to achieve sufficient sales volume to yield positive net income. Due to the timing of the project build out, the Company has currently recorded limited revenue and consequently has incurred operating losses since it began operations (December 2012) totaling $25,047,999 as of March 31, 2023. During the three months ended March 31, 2023, the Corporation incurred net losses of $710,026. The Company also had a working capital deficit of $544,821 as of March 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of December 31, 2022. This evaluation was carried out by our Principal Executive Officer and our Principal Finance Officer. Based on that evaluation, our Principal Executive Officer and our Principal Finance Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that, as of March 31, 2023, our disclosure controls and procedures were not effective:

•	Inadequate segregation of duties, due to lack of human resources
•	Limited level of multiple reviews among those tasked with preparing the financial statements,
•	Lack of a more formal internal control environment.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

We intend to implement changes to strengthen our internal controls in addition to the enhanced controls discussed above. We are in the process of implementing a remediation plan for the identified material weaknesses and we expect that work on the plan will continue throughout 2023, as financial resources permit. Specifically, to address the material weaknesses arising from insufficient accounting personnel, the Company hired a part-time Chief Financial Officer and has secured the services of additional accounting personnel on a consulting basis which begins to address segregation of duties. The Company is currently formalizing its policies and procedures in writing and improving the integration of its financial and reporting system into non accounting departments. Where appropriate, the Company receives advice and assistance from third-party experts as it implements and refines its remediation plan.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

EAWD vs Packard and Co-Defendant Nick Norwood - Case number 18-031011 CA-01 Miami-Dade County Circuit Court. The Company is demanding the proof of payment for shares issued in 2008. The parties are currently scheduled to participate in non-binding arbitration.

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

The Company issued 12,638,511 common shares during the three months ended March 31, 2023.

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

 The proceeds were used to cover expenses of Company operations.

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

Energy and Water Development Corp.

Date: June 6, 2023	By:	/s/ Irma Velazquez
Irma Velazquez
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Irma Velazquez	Chief Executive Officer, Director, and	June 6, 2023
Irma Velazquez	Vice-Chairperson of the Board (Principal Executive Officer)

/s/ Amedeo Montonati	Chief Financial Officer (Principal Financial Officer and	June 6, 2023
Amedeo Montonati	Principal Accounting Officer)