Form 10-Q
period 2023-06-30
Energy & Water Development Corp
filed 2023-09-29
CIK 1563298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

The number of shares outstanding of the registrant’s classes of common stock as of September 28, 2023 was 222,682,942 shares.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Energy and Water Development Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)
CURRENT ASSETS
Cash	$33,770	$40,886
Accounts receivable	52,761	52,761
Inventory	469,972	457,646
Prepaid expenses and other current assets	300,916	315,222
TOTAL CURRENT ASSETS	857,419	866,515

Property and equipment, net	346,869	245,667
Operating lease right-of-use asset	24,761	62,113

TOTAL ASSETS	1,229,049	1,174,295

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,050,411	$1,023,563
Accounts payable - related party	6,427	27,029
Convertible loans payable, net of discounts	67,458	73,664
Due to officers	343,759	222,492
Derivative liability	60,110	184,025
Current portion of operating lease liability	24,761	62,113
Current portion of financing lease liability	38,559	14,327
Common stock subscriptions liability	138,800	—
TOTAL CURRENT LIABILITIES	1,730,285	1,607,213

Financing lease liability, net of current portion	116,881	48,946
TOTAL LIABILITIES	1,847,166	1,656,159

COMMITMENTS AND CONTINGENICES

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 500,000,000 shares authorized, 9,780,976 shares issued and outstanding at both June 30, 2023 and December 31, 2022	9,781	9,781
Common stock, par value $.001 per share; 1,000,000,000 shares authorized, 215,020,172 and 182,934,483 shares issued and outstanding in June 30, 2023 and December 31, 2022, respectively	215,020	182,934
Common stock subscriptions; 1,500,000 and 0 shares as of June 30, 2023 and December 31, 2022, respectively	30,000	—
Additional paid in capital	24,795,948	23,678,396
Accumulated deficit	(25,667,514)	(24,337,973)
Accumulated other comprehensive loss	(1,352)	(15,002)
TOTAL STOCKHOLDERS' DEFICIT	(618,117)	(481,864)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,229,049	$1,174,295

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022

General and Administrative Expenses
Professional fees	$342,128	$291,740	$209,552	$189,842
Officers’ salaries and payroll taxes	257,968	236,273	121,335	123,036
Marketing fees	23,832	93,599	8,836	352
Travel and entertainment	22,141	18,448	16,614	6,373
Other general and administrative expenses	404,727	238,291	189,278	115,636
Total general and administrative expenses	1,050,796	878,351	545,615	435,239

LOSS FROM OPERATIONS	(1,050,796)	(878,351)	(545,615)	(435,239)

OTHER INCOME (EXPENSE)
Change in fair value of derivative	10,109	243,653	(20,484)	—
Other income (expense)	2,323	(132,414)	(6,069)	(97,609)
Loss on settlement of liabilities	(196,159)	—	—	—
Interest income (expense), net	(94,093)	(125,712)	(46,422)	(1,266)
Total other income (expense)	(277,820)	(14,473)	(72,975)	(98,875)

LOSS BEFORE TAXES	(1,328,616)	(892,824)	(618,590)	(534,114)

TAXES	925	—	925	—

NET LOSS	$(1,329,541)	$(892,824)	$(619,515)	$(534,114)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	13,650	57,433	19,268	43,463
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	13,650	57,433	19,268	43,463

COMPREHENSIVE LOSS	$(1,315,891)	$(835,391)	$(600,247)	$(490,651)

Weighted average number of common shares outstanding	197,886,587	160,900,298	203,122,607	172,194,043
Net loss per common share - Basic and Diluted	(0.01)	(0.01)	(0.00)	(0.00)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Subscriptions		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE AT DECEMBER 31, 2021	9,780,796	$9,781	143,840,643	$143,840	15,855,000	$792,745	$20,777,401	$(22,395,393)	$(42,444)	$(714,070)
Sale of Common Stock	—	—	17,453,000	17,453	(14,953,000)	(747,650)	1,030,197	—	—	300,000
Common stock issued for services	—	—	520,000	520	—	—	88,080	—	—	88,600
Common stock issued to satisfy convertible debt	—	—	540,716	541	—	—	49,459	—	—	50,000
Stock issued for interest and fees	—	—	34,842	35	—	—	3,187	—	—	3,222
Subscriptions liability reclassification to subscriptions	—	—	—	—	7,547,000	377,350	—	—	—	377,350
Derivative settled upon conversion of debt	—	—	—	—	—	—	110,507	—	—	110,507
Subscription deposits received	—	—	—	—	1,875,000	300,000	—	—	—	300,000
Costs associated with equity line of credit	—	—	—	—	—	—	(24,000)	—	—	(24,000)
Net loss	—	—	—	—	—	—	—	(358,710)	—	(358,710)
Other comprehensive loss	—	—	—	—	—	—	—	—	13,970	13,970
BALANCE AT March 31, 2022	9,780,796	$9,781	162,389,201	$162,389	10,324,000	$722,445	$22,034,831	$(22,754,103)	$(28,474)	$146,869
Sale of Common Stock	—	—	10,402,947	10,403	(10,324,000)	(722,445)	727,042	—	—	15,000
Common stock issued for services	—	—	227,273	227	—	—	49,773	—	—	50,000
Subscription deposits received	—	—	—	—	1,000,000	150,000	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	(534,114)	—	(534,114)
Other comprehensive loss	—	—	—	—	—	—	—	—	43,463	43,463
BALANCE AT June 30, 2022	9,780,796	9,781	173,019,421	173,019	1,000,000	150,000	22,811,646	(23,288,217)	14,989	(128,782)

	Preferred Stock		Common Stock		Common Stock Subscriptions		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE AT DECEMBER 31, 2022	9,780,796	$9,781	182,934,483	$182,934	—	$—	$23,678,396	$(24,337,973)	$(15,002)	$(481,864)
Sale of Common Stock	—	—	5,685,988	5,686	13,674,000	310,700	227,814	—	—	544,200
Common stock issued to officers for accrued salary	—	—	6,952,523	6,953	—	—	357,332	—	—	364,285
Imputed interest on related party loans	—	—	—	—	—	—	3,305	—	—	3,305
Net loss	—	—	—	—	—	—	—	(710,026)	—	(710,026)
Other comprehensive loss	—	—	—	—	—	—	—	—	(5,618)	(5,618)
BALANCE AT March 31, 2023	9,780,796	$9,781	195,572,994	$195,573	13,674,000	$310,700	$24,266,847	$(25,047,999)	$(20,620)	$(285,718)
Sale of Common Stock	—	—	14,694,000	14,694	(13,674,000)	(310,700)	321,506	—	—	25,500
Common stock issued to satisfy convertible debt	—	—	4,479,247	4,479	—	—	88,521	—	—	93,000
Common stock issued for interest and fees	—	—	273,931	274	—	—	5,268	—	—	5,542
Derivative settled upon conversion of debt	—	—	—	—	—	—	113,806	—	—	113,806
Subscription deposits received	—	—	—	—	1,500,000	30,000	—	—	—	30,000
Net loss	—	—	—	—	—	—	—	(619,515)	—	(619,515)
Other comprehensive loss	—	—	—	—	—	—	—	—	19,268	19,268
BALANCE AT June 30, 2023	9,780,796	$9,781	215,020,172	215,020	1,500,000	30,000	24,795,948	(25,667,514)	(1,352)	(618,117)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	June 30,	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,329,541)	$(892,824)
Reconciliation of net loss to net cash used in operating activities
Amortization of debt discount and deferred financing costs	86,794	63,296
Depreciation and amortization	41,257	4,767
Non-cash lease expense	37,352	—
Change in fair value of derivative liability and derivative expense	(10,109)	(243,653)
Stock-based compensation	—	138,600
Imputed interest on related party loans	3,305	—
Loss on settlement	196,159	—
Foreign currency (gain) loss	—	134,869
Changes in operating assets and liabilities:
Inventory	—	(278,021)
Deferred cost	(12,326)	—
Prepaid expenses and other current assets	14,306	78,183
Accounts payable, accrued expenses and deferred taxes	144,788	7,455
Due to related party	—	(68,673)
Operating lease liabilities, current and non-current	(37,352)	—
Deferred revenue	—	—
Due to officers	156,393	31,743
Value-added tax receivable	—
CASH USED IN OPERATING ACTIVITIES	(708,974)	(1,024,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(38,730)	(79,289)

NET CASH USED IN INVESTING ACTIVITIES	(38,730)	(79,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of convertible loans payable	—	(150,000)
Proceeds from sale of stock	569,700	315,000
Proceeds from subscriptions	168,800	450,000
Payments of finance lease liabilities	(11,562)	—
Costs associated with equity line of credit	—	(24,000)

CASH PROVIDED BY FINANCING ACTIVITIES	726,938	591,000

Effect of exchange rate changes on cash	13,650	(19,370)

Net change in cash	(7,116)	(531,917)

Cash, beginning of period	40,886	589,668

Cash, end of period	$33,770	$57,751

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,788	$67,940
Cash paid for taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for interest and fees	$5,542	$3,222
Reclassification of common stock subscriptions to common stock	$310,700	$747,650
Common shares issued for conversion of loans payable	$93,000	$50,000
Derivative settled upon conversion of debt	$113,806	$110,507
Reclassification of liability to equity for subscriptions	$—	$377,350
Additions of finance lease obligations	$103,729	$—

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

Assets and liabilities measured in Euros are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive loss in its balance sheets. Income and expense accounts are translated at the average exchange rate for the period. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. During the six months ended June 30, 2023 the Company used a spot rate of 1.09 and an average rate of 1.08 when converting EURO to USD.

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

Cash

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has $33,770 and $40,866 cash as of June 30, 2023 and December 31, 2022, respectively.

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

To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. During the three and six months ended June 30, 2023 and 2022, the Company did not recognize any revenue.

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

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, our derivative liabilities as of June 30, 2023 and December 31, 2022 were $60,110 and $184,025, respectively and measured on Level 3 inputs.

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

Energy and Water Development Corp. Notes to the Condensed Consolidated Financial Statements (Unaudited)

As discussed more fully in Note 10, convertible note holders have the option of converting their loans into common shares subject to the terms and features offered by the specific convertible notes. Some note holders were also granted purchase options to purchase additional shares subject to the features of each purchase option. If the convertible note holders of unexercised convertible notes exercised their conversion feature and the additional purchase options, they would represent 0 and 0 in additional common shares as of June 30, 2023 and 2022, respectively.  The potential shares from both the conversion feature and the rights to purchase additional shares were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

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

Energy and Water Development Corp. Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 4. Going Concern

The Company has incurred operating losses since it began operations (December 2012) totaling $25,667,514 as of June 30, 2023. During the three and six months ended June 30, 2023, the Corporation incurred net losses of $619,515 and $1,329,541. The Company had a working capital deficit of $872,866 as of June 30, 2023.

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

Note 5. Accounts Receivable

As of June 30, 2023 and December 31, 2022, accounts receivable was $52,761 and determined to be fully collectible.

Note 6. Inventory

The components of inventory as of June 30, 2023 and December 31, 2022, consisted of the following:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Work in progress	$469,972	$457,646
Inventory, net	$469,972	$457,646

Energy and Water Development Corp. Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 7. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets as of June 30, 2023 and December 31, 2022, consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)
Prepaid expenses	$109,187	$140,676
Value added tax receivable	173,348	158,200
Security deposit	16,941	16,346
Prepayment on inventory not received	1,440	—
Prepaid expenses and other current assets	$300,916	$315,222

Note 8. Property and Equipment, net

The components of property and equipment as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Office equipment	$3,983	$5,911
Furniture and fixtures	2,491	2,447
Financing lease equipment	169,311	64,417
Machinery and equipment	78,974	41,656
Automobile	151,918	149,787
Property and equipment, gross	406,677	264,218
Less: Accumulated depreciation	(59,808)	(18,551)
Property and equipment, net	$346,869	$245,667

Depreciation expense for the three months ended June 30, 2023 and 2022 was $21,854 and $3,894, respectively, and for the six months ended June 30, 2023 and 2022 was $41,257 and $4,767, respectively, and is included in other general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

Note 9. Accounts Payable and Accrued Expenses and Accounts payable – Related Party

Significant components of accounts payable and accrued expenses as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
	(Unaudited)
Accrued expenses	$294,511	$241,960
Accounts payable	415,558	324,754
Accrued legal costs	345,596	349,726
Accrued salary and payroll taxes	1,173	134,152
Total	$1,056,838	$1,050,592

As of June 30, 2023 and December 31, 2022, the Company owed Virhtech GmbH, a related party of the Company, $6,427 and $27,029, respectively, for services performed for the Company and is classified as accounts payable – related party on the condensed consolidated balance sheets.

Energy and Water Development Corp. Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 10. Convertible Loans Payable

As of June 30, 2023 and December 31, 2022, the balance of convertible loans payable net of discount was $67,458 and $73,664, respectively.

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

Amount
Balance of notes payable, net on December 31, 2021	$176,703
Issuances of debt	178,000
Cash settlement of debt	(150,000)
Debt discount	(175,025)
Conversions	(50,000)
Amortization of debt discount	93,986
Balance of notes payable, net on December 31, 2022	73,664
Amortization of debt discount	43,157
Balance of convertible loan payables, net of discounts on March 31, 2023 (Unaudited)	116,821
Conversions	(93,000)
Amortization of debt discount	43,637
Balance of convertible loan payables, net of discounts on June 30, 2023 (Unaudited)	$67,458

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

Based on the various convertible notes described above, the fair value of applicable derivative liabilities on notes and change in fair value of derivative liability are as follows as of June 30, 2023 and December 31, 2022:

Total
Balance as of December 31, 2021	$354,160
Change Due to Issuances	175,026
Change due to exercise / redemptions	(110,507)
Change in fair value	(234,654)
Balance as of December 31, 2022	184,025
Change in fair value	(30,593)
Balance as of March 31, 2023 (Unaudited)	153,432
Change due to exercise / redemptions	(113,806)
Change in fair value	20,484
Balance of derivative liability as of June 30, 2023 (Unaudited)	$60,110

Energy and Water Development Corp. Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the periods ended June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
(Unaudited)

Stock price	$0.03 – 0.05	$0.04 – 0.19
Exercise price	$0.02 – 0.03	$0.02 - 0.10
Contractual term (in years)	0.33 – 0.58	0.68 – 1.00
Volatility (annual)	108% – 208%	140% – 1,313%
Risk-free rate	4.64% – 5.47%	0.51% - 4.73%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair Value measured at June 30, 2023 (Unaudited)
	Quoted prices in	Significant other	Significant	Fair value at
	active markets	observable inputs	unobservable inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2023
Derivative liability	$—	$—	$60,110	$60,110
Total	$—	$—	$60,110	$60,110

	Fair value measured at December 31, 2022
	Quoted prices in	Significant other	Significant	Fair value at
	active markets	observable inputs	unobservable inputs	December 31
	(Level 1)	(Level 2)	(Level 3)	2022
Derivative liability	$—	$—	$184,025	$184,025
Total	$—	$—	$184,025	$184,025

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2023 and 2022.

During the three and six months ended June 30, 2023 the Company recorded a loss of $20,484 and a gain of $10,109, respectively, and for the three and six months ended June 30, 2022, the Company recognized $0 and $243,653, respectively, from the change in fair value of derivative liability.

Energy and Water Development Corp. Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 11. Leases

Finance leases

The Company’s financing lease does not provide an implicit rate that can be readily determined. Therefore, the Company uses discount rates based on the incremental borrowing rate of its most recent external debt of 8%.

The Company’s weighted-average remaining lease term relating to its finance leases is 3.63 years, with a weighted-average discount rate of 8.00%.

The Company incurred amortization expense for its financing leases of $16,977 and $0 during the six months ended June 30, 2023 and 2022, respectively, which was included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2023 and 2022, the Company made cash lease payments of $16,977 and $0, respectively. As of June 30, 2023 and December 31, 2022, the financing lease right-of-use asset was $155,140 and $64,416, respectively, and is included in property and equipment, net on the condensed consolidated balance sheets, the current portion of financing lease liability was $38,559 and $14,327, respectively, and the financing lease liability, net of current portion was $116,881 and $48,946, respectively.

Operating leases

The Company’s operating leases do not provide an implicit rate that can be readily determined. Therefore, the Company uses discount rates based on the incremental borrowing rate of its most recent external debt of 8%.

The Company’s weighted-average remaining lease term relating to its operating leases is 0.42 years, with a weighted-average discount rate of 8.00%.

The Company incurred lease expense for its operating leases of $39,740 and $24,352 during the six months ended June 30, 2023 and 2022, respectively, which was included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2023 and 2022, the Company made cash lease payments of $39,740 and $24,352, respectively. At June 30, 2023 and December 31, 2022, the operating lease right-of-use asset was $24,761 and $62,113, respectively, the current portion of operating lease liability was $24,761 and $62,113, respectively, and the operating lease liability, net of current portion was $0 and $0, respectively.

The following table presents information about the future maturity of the lease liabilities under the Company’s operating and financing leases as of June 30, 2023.

Maturity of Lease Liabilities	Operating lease liabilities	Finance lease liability	Total Amount
2023 (remainder of year)	$25,258	$24,800	$50,058
2024	—	49,600	49,600
2025	—	49,600	49,600
2026	—	47,999	47,999
2027	—	7,597	7,597
Total future minimum lease payments	25,258	179,596	204,854
Less: Imputed interest	(497)	(24,158)	(24,655)
Present value of lease liabilities	$24,761	$155,438	$180,199
Remaining lease term (in years)	0.42	3.63

Energy and Water Development Corp. Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 12. Related Party Transactions

Due to officers

Amounts due to officers as of June 30, 2023 and December 31, 2022 are comprised of the following:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Ralph Hofmeier:
Unsecured advances due to officer	$19,840	$56,400
Accrued salaries	167,639	86,265
Total due to Ralph Hofmeier	187,479	142,665

Irma Velazquez:
Unsecured advances due to officer	12,153	10,393
Accrued salaries	144,127	69,434
Total due to Irma Velazquez	156,280	79,827
Total amounts due to officers	$343,759	$222,492

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

In 2020, manufacture of the unit was delayed due to Covid-19 related issues. The Company and EAWC-TV agreed as it had done in 2019, to clear the outstanding balances in the D/T/F EAWC-TV and the outstanding balance it carried in its accounts payable account for administrative services, which it did on December 26, 2020 which resulted in an additional down payment of $193,497. EAWC-TV has an unpaid balance on the equipment of $52,761 as of June 30, 2023 and December 31, 2022, respectively, which represents the balance of the Company’s outstanding accounts receivable as of June 30, 2023 and December 31, 2022.

Virhtech GmbH

As of June 30, 2023 and December 31, 2022, the Company owed Virhtech GmbH, a related party of the Company, $6,427 and $27,029, respectively, for services performed for the Company and is classified as accounts payable – related party on the condensed consolidated balance sheets.

Investor deposit and officer compensation

On January 18, 2023, the Company issued 6,952,523 shares of the Company’s common stock to officers for accrued salaries payable valued at $168,126.

As of March 31, 2023, the Company received deposits in the amount of $310,700 for 13,674,000 common shares related to common stock subscriptions that were issued in May 2023.

Energy and Water Development Corp. Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 13. Stockholders’ Equity (Deficit)

Preferred Stock

Authorized: 500,000,000 shares of voting preferred stock with a par value of $0.001. As of both June 30, 2023 and December 31, 2022, the Company had 9,780,796 shares of preferred stock issued and outstanding.

Common Stock

Authorized: 1,000,000,000 shares common stock with a par value of $0.001. As of June 30, 2023 and December 31, 2022, the Company had 215,020,172 and 182,934,483 shares of common stock outstanding, respectively.

Sale of Common Stock and Subscriptions:

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

From April 1, 2023 through June 30, 2023, the Company sold 8,940,000 shares of the Company’s common stock to investors for an aggregate purchase price of $194,300, of which 1,500,000 shares were issued in the third quarter of 2023.

As of June 30, 2023, the Company received deposits in the amount of $138,800 for 6,420,000 common shares related to the common stock subscriptions that have not yet been issued. These are included as common stock subscription liability is the accompanying consolidated balance sheet.

Shares issued pursuant to ELOC:

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

In the first quarter of 2023, the Company issued an additional 5,310,988 shares of the Company's common stock pursuant to the ELOC for an aggregate purchase price of $196,000.

Shares issued upon conversion of convertible debt:

On January 14, 2022, the Company completed a conversion of our outstanding convertible debt by exchanging $53,222 cash for retiring $50,000 in convertible debt along with $3,222 in interest for a total of 575,558 common shares.

In the second quarter of 2023, the holder of our convertible debt elected to convert $93,000 in principal, $4,142 in accrued interest and $1,400 in other fees into 4,753,178 shares of common stock.

Shares issued for accrued salary:

On January 18, 2023, the Company issued an aggregate 6,250,000 shares of common stock to Gary Rodney at a per share price of $0.02 in full satisfaction of all accrued but unpaid amounts payable for services as interim chief financial officer pursuant to his consulting agreement by and between InfoQuest Technology, Inc. and the Company dated June 2, 2021. The Company recognized a loss of $196,159 related to the settlement that is included on the accompanying consolidated condensed statement of operations and comprehensive loss.

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

On August 4, 2022, per a board of directors resolution, the Company entered into employment agreements with its Chief Technology Officer, Mr. Ralph Hofmeier, and its Chief Executive Officer, Ms. Irma Velazquez (collectively the “2022 Employment Agreements”). Effective for the fiscal year ended December 31, 2022, under the 2022 Employment Agreements, the base salary will be $210,305 prorated for any partial period of employment and payable in arrears in accordance with the Company’s ordinary payroll policies and procedures. Additionally, in recognition of the employees’ past services, the Company shall pay each employee a lump sum cash signing bonus of $29,164, less payroll deductions and withholdings, and each individual will be eligible to receive a yearly bonus based on yearly profitability. Additionally, if certain performance milestones are met, each employee will be granted options to purchase shares of the Company’s common stock. No options had been granted as of June 30, 2023. Any increase to the annual base is subject to approval by the Company’s Board of Directors. The 2022 Employment Agreements each have an indefinite term.

Energy and Water Development Corp. Notes to the Condensed Consolidated Financial Statements (Unaudited)

Lease

Our registered office is located at 7901 4th Street N STE #4174, St. Petersburg, Florida 33702. Our telephone number is +1 (727) 677-9408. Office services are contracted for on a month-to-month basis in this address. In October 2020, the Company established its official registered branch in Hamburg Germany; the office address until March 31, 2021 was Offakamp 9f- 2.17. On April 1, 2021, the Company entered into two lease agreements for a workshop located at Industriestraße 17, 25462 Relligen and an office located at Ballindam 3 20095 Hamburg, Germany. Our telephone number is +49 40 809081354. Rent expense in the three months ending June 30, 2023 and 2022 amounted to $53,161 and $22,247, respectively, and rent expense for the six months ended June 30, 2023 and 2022 amounted to $76,787 and $41,768.

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

Note 15. Subsequent Events

In July 12th 2023, the Company issued 2,162,770 shares of common stock to GS Capital Partners, LLC for conversion of $35,000 of principal, $1,948 of accrued interest and $900 in other fees on the convertible loan payable.

For the three months ended June 30, 2023, the Company received deposits in the amount of $30,000 for 1,500,000 common shares related to common stock subscriptions that were issued in August 2023.

In July 2023, the Company issued one convertible loan for $153,000. The note bears interest at 8% per annum and matures on June 30, 2024. The conversion features in the note met the definition of a derivative and required bifurcation and liability classification, at fair value.

In July and August 2023, the Company sold 6,875,000 shares of common stock for $137,500.

On July 15, 2023 the rental contract in Relligen was terminated.

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended June 30, 2023 Compared to the Three Months ended June 30, 2022

	For the Three Months Ended
	June 30,
	2023	2022
	(Unaudited)
GENERAL AND ADMINISTRATIVE EXPENSES
Marketing fees	$8,836	$352
Professional fees	209,552	189,842
Officers’ salaries and payroll taxes	121,335	123,036
Other general and administrative expenses	189,278	115,636
Travel and entertainment	16,614	6,373
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	545,615	435,239

LOSS FROM OPERATIONS	(545,615)	(435,239)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	(20,484)	—
Other income (expense)	(6,069)	(97,609)
Loss on settlement	—	—
Interest expense	(46,422)	(1,266)
TOTAL OTHER INCOME (EXPENSE)	(72,975)	(98,875)

LOSS BEFORE TAXES	(618,590)	(534,114)

TAXES	925	—

NET LOSS	$(619,515)	$(534,114)

General and Administrative Expense

General and administrative expense increased by $110,376 to $545,615 for the three months ended June 30, 2023 from $435,239 for the three months ended June 30, 2022.

The increase in general and administrative expenses was primarily due to an increase in professional fees of $19,710, marketing fees of $8,484, travel and entertainment expenses by $10,241 and other general and administrative expenses of $173,615, offset by a decrease in officer’s salaries of $101,674.

Other Income (Expense)

Other expense decreased by $25,900 to $72,975 for the three months ended June 30, 2023 compared to other expense of $98,875 for the three months ended June 30, 2022. The decrease in other expense is the result of an increase of other income of $91,540, offset by an increase in interest expense of $45,156 and increase in the change in fair value derivative liability of $20,484.

Net Loss

Net loss increased by $85,401 to $619,515 for the three months ended June 30, 2023 from $534,114 for the three months ended June 30, 2022. This decrease was attributable to the net increases and decreases as discussed above.

Results of Operations for the Six Months ended June 30, 2023 Compared to the Six Months ended June 30, 2022

	For the Six Months Ended
	June 30,
	2023	2022
	(Unaudited)
GENERAL AND ADMINISTRATIVE EXPENSES
Marketing fees	$23,832	$93,599
Professional fees	342,128	291,740
Officers’ salaries and payroll taxes	257,968	236,273
Other general and administrative expenses	404,727	238,291
Travel and entertainment	22,141	18,448
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	1,050,796	878,351

LOSS FROM OPERATIONS	(1,050,796)	(878,351)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	10,109	243,653
Other income (expense)	2,323	(132,414)
Loss on settlement	(196,159)	—
Interest expense	(94,093)	(125,712)
TOTAL OTHER INCOME (EXPENSE)	(277,820)	(14,473)

LOSS BEFORE TAXES	(1,328,616)	(892,824)

TAXES	925	—

NET LOSS	$(1,329,541)	$(892,824)

General and Administrative Expense

General and administrative expense increased by $172,445 to $1,050,796 for the six months ended June 30, 2023 from $878,351 for the six months ended June 30, 2022.

The increase in general and administrative expenses was primarily due to an increase in professional fees of $50,388, travel and entertainment expenses by $3,693 and other general and administrative expenses of $266,409, offset by a decrease in officer’s salaries of $78,278, and decrease in marketing fees of $69,767.

Other Income (Expense)

Other expense increased by $263,347 to $277,820 of other expense for the six months ended June 30, 2023 compared to other expense of $14,473 for the six months ended June 30, 2022. The increase in other expense is the result of a decrease in the change in fair value derivative liability of $233,544 and an increase in loss on settlement of liabilities of $196,159, offset by a decrease in interest expense of $31,619 and a decrease in other expense of $134,737.

Net Loss

Net loss increased by $436,717 to $1,329,541 for the six months ended June 30, 2023 from $892,824 for the six months ended June 30, 2022. This increase was attributable to the net increases and decreases as discussed above.

LIQUIDITY and CAPITAL RESOURCES

We had $33,770 cash and negative working capital of $872,866 as of June 30, 2023. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties discussed more fully below.

We have sustained operating losses since our operations began. As of June 30, 2023, we had an accumulated deficit of $25,667,514. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining more project contracts, among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

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

We have satisfied our cash and working capital requirements in the three months ended June 30, 2023, through the sale of common stock.

Comparison of Cash Flows for the Six Months Ended June 30, 2023 (2023) and June 30, 2022 (2022)

Net cash used in operating activities

We used $708,974 of cash in our operating activities in 2023 compared to $1,024,258 used in 2022. The decrease in cash used of $315,284 is primarily due to a decrease in stock based compensation of $138,600 and a decrease in foreign currency loss of $134,869 offset by an increase in net loss of $436,717, increase in amortization of debt discount and deferred financing costs of $23,498, increase in depreciation and amortization expense of $36,490, increase of non-cash lease expense of $37,352, decrease in change in fair value derivative liability of $233,544, increase in imputed interest on related party loans of $3,305, increase in loss on settlement of $196,159, as well as a decrease in cash used by working capital items of $495,122 principally related to a decrease in inventory of $278,021, a decrease in accounts payable, accrued expenses and deferred taxes of $137,333, an increase in due to officers of $124,650 and a decrease in due to related party of $68,673, offset by an increase in deferred costs of $12,326, a decrease in prepaid expenses and other current assets of $63,877 and an increase in operating lease liabilities, current and non-current of $37,352.

Cash Flows from Investing Activities

The Company used $38,730 in cash from investing activities in 2023 as compared to $79,289 in 2022.

Cash Flows from Financing Activities

The Company received $726,938 (2023) and $591,000 (2022) in cash provided from financing activities. The net increase of $135,938 is due to $569,700 of proceeds from sale of stock and proceeds from subscriptions of $168,800, offset by payments made on finance lease liabilities of $11,562.

Financial Position

Total Assets – As of June 30, 2023 the Company had $1,229,049 of total assets representing $33,770 in cash, $52,761 in accounts receivable, $469,972 in inventory, $300,916 in prepaid expenses and other current assets, $346,869 in property and equipment, and $24,761 in operating lease right-of-use asset.

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

GOING CONCERN

The next operational step to accomplish is to achieve sufficient sales volume to yield positive net income. Due to the timing of the project build out, the Company has currently recorded limited revenue and consequently has incurred operating losses since it began operations (December 2012) totaling $25,667,514 as of June 30, 2023. During the six months ended June 30, 2023, the Corporation incurred net losses of $1,329,541. The Company also had a working capital deficit of $872,866 as of June 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of December 31, 2022. This evaluation was carried out by our Principal Executive Officer and our Principal Finance Officer. Based on that evaluation, our Principal Executive Officer and our Principal Finance Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that, as of June 30, 2023, our disclosure controls and procedures were not effective:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The Company issued 32,085,689 common shares during the six months ended June 30, 2023.

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

Energy and Water Development Corp.

Date: September 28, 2023	By:	/s/ Irma Velazquez
Irma Velazquez
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Irma Velazquez	Chief Executive Officer, Director, and	September 28, 2023
Irma Velazquez	Vice-Chairperson of the Board (Principal Executive Officer)

/s/ Amedeo Montonati	Chief Financial Officer (Principal Financial Officer and	September 28, 2023
Amedeo Montonati	Principal Accounting Officer)

