Form 10-Q
period 2023-09-30
Energy & Water Development Corp
filed 2024-01-12
CIK 1563298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

The number of shares outstanding of the registrant’s classes of common stock as of January 5, 2024 was 261,268,040 shares.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Energy and Water Development Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$115,831	$40,886
Accounts receivable	—	52,761
Inventory	468,004	457,646
Prepaid expenses and other current assets	317,581	315,222
Total current assets	901,416	866,515
Property and equipment, net	320,619	245,667
Operating lease right-of-use asset	9,744	62,113
Total assets	1,231,779	1,174,295

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$989,768	$1,023,563
Accounts payable - related party	—	27,029
Convertible loans payable, net of discounts	168,538	73,664
Due to officers	318,295	222,492
Derivative liability	288,389	184,025
Current portion of operating lease liability	9,744	62,113
Current portion of financing lease liability	38,317	14,327
Total current liabilities	1,813,051	1,607,213
Financing lease liability, net of current portion	103,988	48,946
Total Liabilities	1,917,039	1,656,159

Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $.001 per share; 500,000,000 shares authorized, 9,780,976 shares issued and outstanding at both September 30, 2023 and December 31, 2022	9,781	9,781
Common stock, par value $.001 per share; 1,000,000,000 shares authorized, 222,682,942 and 182,934,483 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	222,683	182,934
Common stock subscriptions; 26,211,000 and 0 shares as of September 30, 2023 and December 31, 2022, respectively	866,600	—
Additional paid in capital	24,978,426	23,678,396
Accumulated deficit	(26,733,103)	(24,337,973)
Accumulated other comprehensive income (loss)	(29,647)	(15,002)
Total shareholders' deficit	(685,260)	(481,864)
Total liabilities and stockholders' deficit	$1,231,779	$1,174,295

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
General and Administrative Expenses
Professional fees	$348,355	$106,853	$690,483	$398,593
Officers’ salaries and payroll taxes	134,117	128,545	392,085	364,818
Marketing fees	—	129,714	23,832	223,313
Travel and entertainment	13,213	5,920	35,354	24,368
Other general and administrative expenses	314,303	146,268	719,030	384,559
Total general and administrative expenses	809,988	517,300	1,860,784	1,395,651

Loss from operations	(809,988)	(517,300)	(1,860,784)	(1,395,651)

Other income (expense)
Change in fair value of derivative	(189,042)	—	(178,933)	243,653
Other income (expense)	4,753	(134,599)	7,076	(267,013)
Loss on settlement of liabilities	—	—	(196,159)	—
Interest income (expense), net	(71,755)	—	(165,848)	(125,712)
Total other income (expense)	(256,044)	(134,599)	(533,864)	(149,072)

Loss before taxes	(1,066,032)	(651,899)	(2,394,648)	(1,544,723)

Tax (income) expenses	(443)	—	482	—

Net loss	$(1,065,589)	$(651,899)	$(2,395,130)	$(1,544,723)

Other comprehensive income (loss)
Foreign currency translation adjustments	(28,295)	76,694	(14,645)	134,127
Total other comprehensive income (loss)	(28,295)	76,694	(14,645)	134,127

Comprehensive loss	$(1,093,884)	$(575,205)	$(2,409,775)	$(1,410,596)

Weighted average number of common shares outstanding	218,557,629	175,760,253	204,852,652	165,908,048
Net loss per common share - Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.01)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Subscriptions		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE AT DECEMBER 31, 2021	9,780,796	$9,781	143,840,643	$143,840	15,855,000	$792,745	$20,777,401	$(22,395,393)	$(42,444)	$(714,070)
Sale of Common Stock	—	—	17,453,000	17,453	(14,953,000)	(747,650)	1,030,197	—	—	300,000
Common stock issued for services	—	—	520,000	520	—	—	88,080	—	—	88,600
Common stock issued to satisfy convertible debt	—	—	540,716	541	—	—	49,459	—	—	50,000
Stock issued for interest and fees	—	—	34,842	35	—	—	3,187	—	—	3,222
Subscriptions liability reclassification to subscriptions	—	—	—	—	7,547,000	377,350	—	—	—	377,350
Derivative settled upon conversion of debt	—	—	—	—	—	—	110,507	—	—	110,507
Subscription deposits received	—	—	—	—	1,875,000	300,000	—	—	—	300,000
Costs associated with equity line of credit	—	—	—	—	—	—	(24,000)	—	—	(24,000)
Net loss	—	—	—	—	—	—	—	(358,710)	—	(358,710)
Other comprehensive loss	—	—	—	—	—	—	—	—	13,970	13,970
BALANCE AT March 31, 2022	9,780,796	$9,781	162,389,201	$162,389	10,324,000	$722,445	$22,034,831	$(22,754,103)	$(28,474)	$146,869
Sale of Common Stock	—	—	10,402,947	10,403	(10,324,000)	(722,445)	727,042	—	—	15,000
Common stock issued for services	—	—	227,273	227	—	—	49,773	—	—	50,000
Subscription deposits received	—	—	—	—	1,000,000	150,000	—	—	—	150,000
Net loss	—	—	—	—	—	—	—	(534,114)	—	(534,114)
Other comprehensive loss	—	—	—	—	—	—	—	—	43,463	43,463
BALANCE AT June 30, 2022	9,780,796	9,781	173,019,421	173,019	1,000,000	150,000	22,811,646	(23,288,217)	14,989	(128,782)
Sale of Common Stock	—	—	4,023,368	4,023	(1,000,000)	(150,000)	445,977	—	—	300,000
Common stock issued for services	—	—	827,273	828	—	—	128,672	—	—	129,500
Subscription deposits received	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(651,899)	—	(651,899)
Other comprehensive loss	—	—	—	—	—	—	—	—	76,694	76,694
BALANCE AT September 30, 2022	9,780,796	9,781	177,870,062	177,870	—	—	23,386,295	(23,940,116)	91,683	(274,487)

See accompanying notes to the condensed consolidated financial statements (unaudited).

	Preferred Stock		Common Stock		Common Stock Subscriptions		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE AT DECEMBER 31, 2022	9,780,796	$9,781	182,934,483	$182,934	—	$—	$23,678,396	$(24,337,973)	$(15,002)	$(481,864)
Sale of Common Stock	—	—	5,685,988	5,686	13,674,000	310,700	227,814	—	—	544,200
Common stock issued to officers for accrued salary	—	—	6,952,523	6,953	—	—	357,332	—	—	364,285
Imputed interest on related party loans	—	—	—	—	—	—	3,305	—	—	3,305
Net loss	—	—	—	—	—	—	—	(710,026)	—	(710,026)
Other comprehensive loss	—	—	—	—	—	—	—	—	(5,618)	(5,618)
BALANCE AT March 31, 2023	9,780,796	$9,781	195,572,994	$195,573	13,674,000	$310,700	$24,266,847	$(25,047,999)	$(20,620)	$(285,718)
Sale of Common Stock	—	—	14,694,000	14,694	(13,674,000)	(310,700)	321,506	—	—	25,500
Common stock issued to satisfy convertible debt	—	—	4,479,247	4,479	—	—	88,521	—	—	93,000
Common stock issued for interest and fees	—	—	273,931	274	—	—	5,268	—	—	5,542
Derivative settled upon conversion of debt	—	—	—	—	—	—	113,806	—	—	113,806
Subscription deposits received	—	—	—	—	1,500,000	30,000	—	—	—	30,000
Net loss	—	—	—	—	—	—	—	(619,515)	—	(619,515)
Other comprehensive loss	—	—	—	—	—	—	—	—	19,268	19,268
BALANCE AT June 30, 2023	9,780,796	$9,781	215,020,172	$215,020	1,500,000	$30,000	$24,795,948	$(25,667,514)	$(1,352)	$(618,117)
Subscriptions liability reclassification to subscriptions	—	—	—	—	5,170,000	113,800	—	—	—	113,800
Sale of Common Stock	—	—	5,500,000	5,500	(1,500,000)	(30,000)	104,500	—	—	80,000
Common stock issued to satisfy convertible debt	—	—	2,000,000	2,000	—	—	33,000	—	—	35,000
Common stock issued for interest and fees	—	—	162,770	163	—	—	2,685	—	—	2,848
Derivative settled upon conversion of debt	—	—	—	—	—	—	42,293	—	—	42,293
Subscription deposits received	—	—	—	—	21,041,000	752,800	—	—	—	752,800
Net loss	—	—	—	—	—	—	—	(1,065,589)	—	(1,065,589)
Other comprehensive loss	—	—	—	—	—	—	—	—	(28,295)	(28,295)
BALANCE AT September 30, 2023	9,780,796	$9,781	222,682,942	$222,683	26,211,000	$866,600	$24,978,426	$(26,733,103)	$(29,647)	$(685,260)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,395,130)	$(1,544,723)
Reconciliation of net loss to net cash used in operating activities
Amortization of debt discount and deferred financing costs	151,404	63,296
Depreciation and amortization	57,873	7,778
Non-cash lease expense	52,369	—
Change in fair value of derivative liability and derivative expense	178,933	(243,653)
Stock issued for services	—	268,100
Imputed interest on related party loans	3,305	—
Loss on settlement	196,159	—
Bad debt expense	52,761	—
Foreign currency (gain) loss	2,475	265,444
Changes in operating assets and liabilities:
Inventory	(10,358)	(272,143)
Prepaid expenses and other current assets	(2,359)	75,370
Accounts payable, accrued expenses and deferred taxes	80,566	47,883
Due to related party	—	(71,095)
Operating lease liabilities, current and non-current	(52,369)	—
Due to officers	130,929	85,169
Cash used in operating activities	(1,553,442)	(1,318,574)

Cash flows from investing activities:
Purchase of property and equipment	(31,781)	(78,123)

Net cash used in investing activities	(31,781)	(78,123)

Cash flows from financing activities:
Proceeds from convertible notes	153,000	—
Repayments of convertible loans payable	—	(150,000)
Proceeds from sale of stock	679,700	765,000
Proceeds from subscriptions	866,600	300,000
Payments of finance lease liabilities	(22,012)	—
Costs associated with equity line of credit	—	(24,000)

Cash provided by financing activities	1,677,288	891,000

Effect of exchange rate changes on cash	(17,120)	(26,988)

Net change in cash	74,945	(532,685)
Cash, beginning of period	40,886	589,668
Cash, end of period	$115,831	$56,983

Supplemental cash flow information:
Cash paid for interest	$5,788	$67,940
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Common shares issued for interest and fees	$8,390	$3,222
Reclassification of common stock subscriptions to common stock	$—	$747,650
Common shares issued for conversion of loans payable	$128,000	$50,000
Derivative liability discount	$81,530	$—
Derivative settled upon conversion of debt	$156,099	$110,507
Reclassification of liability to equity for subscriptions	$—	$377,350
Addition of finance lease obligation	$101,044	$—

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

Assets and liabilities measured in Euros are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive loss in its balance sheets. Income and expense accounts are translated at the average exchange rate for the period. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. During the nine months ended September 30, 2023 the Company used a spot rate of 1.06 and an average rate of 1.08 when converting EURO to USD.

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

Cash

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has $115,831 and $40,886 cash as of September 30, 2023 and December 31, 2022, respectively.

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

To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. During the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any revenue.

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

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, our derivative liabilities as of September 30, 2023 and December 31, 2022 were $288,389 and $184,025, respectively and measured on Level 3 inputs.

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

Energy and Water Development Corp. Notes to the Condensed Consolidated Financial Statements (Unaudited)

As discussed more fully in Note 10, convertible note holders have the option of converting their loans into common shares subject to the terms and features offered by the specific convertible notes. Some note holders were also granted purchase options to purchase additional shares subject to the features of each purchase option. If the convertible note holders of unexercised convertible notes exercised their conversion feature and the additional purchase options, they would represent 0 and 0 in additional common shares as of September 30, 2023 and 2022, respectively.  The potential shares from both the conversion feature and the rights to purchase additional shares were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

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

Energy and Water Development Corp. Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 4. Going Concern

The Company has incurred operating losses since it began operations (December 2012) totaling $26,733,103 as of September 30, 2023. During the three and nine months ended September 30, 2023, the Corporation incurred net losses of $1,065,589 and $2,395,130. The Company had a working capital deficit of $911,635 as of September 30, 2023.

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

Note 5. Accounts Receivable

As of September 30, 2023 and December 31, 2022, accounts receivable was $0 and $52,761, respectively. During the nine months ended September 30, 2023, $52,761 of bad debt expense was recognized and is included in other general and administrative expenses in the accompanying condensed consolidated statement of operations and comprehensive loss. No bad debt expense was recognized during the nine months ended September 30, 2022.

On September 1, 2023 EAWD and EAWC-TV entered into a settlement agreement whereby the unpaid balance on the equipment of $52,761 was written off in accordance with the Company’s intent to terminate the distribution agreement. As such, the Company’s outstanding accounts receivable balance on the accompanying consolidated balance sheets as of September 30, 2023 and December 31, 2022 were $0 and $52,761, respectively.

Note 6. Inventory

The components of inventory as of September 30, 2023 and December 31, 2022, consisted of the following:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Work in progress	$468,004	$457,646
Inventory, net	$468,004	$457,646

Energy and Water Development Corp. Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 7. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets as of September 30, 2023 and December 31, 2022, consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)
Prepaid expenses	$103,523	$140,676
Value added tax receivable	196,142	158,200
Security deposit	16,513	16,346
Prepayment on inventory not received	1,403	—
Prepaid expenses and other current assets	$317,581	$315,222

Note 8. Property and Equipment, net

The components of property and equipment as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Office equipment	$3,946	$5,911
Furniture and fixtures	2,427	2,447
Financing lease equipment	164,928	64,417
Machinery and equipment	76,929	41,656
Automobile	148,813	149,787
Property and equipment, gross	397,043	264,218
Less: Accumulated depreciation	(76,424)	(18,551)
Property and equipment, net	$320,619	$245,667

Depreciation expense for the three months ended September 30, 2023 and 2022 was $16,616 and $3,011, respectively, and for the nine months ended September 30, 2023 and 2022 was $57,873 and $7,778, respectively, and is included in other general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

Note 9. Accounts Payable and Accrued Expenses and Accounts payable – Related Party

Significant components of accounts payable and accrued expenses as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
	(Unaudited)
Accrued expenses	$305,666	$241,960
Accounts payable	339,371	324,754
Accrued legal costs	343,588	349,726
Accrued salary and payroll taxes	1,143	134,152
Total	$989,768	$1,050,592

As of September 30, 2023 and December 31, 2022, the Company owed Virhtech GmbH, a related party of the Company, $0 and $27,029, respectively, for services performed for the Company and is classified as accounts payable – related party on the condensed consolidated balance sheets.

Energy and Water Development Corp. Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 10. Convertible Loans Payable

As of September 30, 2023 and December 31, 2022, the balance of convertible loans payable net of discount was $168,538 and $73,664, respectively.

During the nine months ended September 30, 2023, the Company issued one convertible loan in the aggregate amount of $153,000. The note bears interest at 8% per annum and all matures within one year. The conversion features in the note met the definition of a derivative and required bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $81,530 and was recorded as a discount of the notes.

During the year ended December 31, 2022, the Company issued one convertible loan in the aggregate amount of $178,000. The note bore interest at 8% per annum and all matured within one year. The conversion features in the note met the definition of a derivative and required bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $175,025 and was recorded as a discount of the notes.

During the year ended December 31, 2021, the Company issued two convertible loans in the aggregate amount of $404,000. The notes bore interest at 8% per annum and all matured within one year. On October 21, 2021, the Maturity Date of the $304,000 loan was extended from March 25, 2022 to April 21, 2022. The embedded beneficial conversion features in the notes met the definition of a derivative and required bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $746,672 and was recorded as a discount of the notes. During the year ended December 31, 2022, the remaining balance of these loans was fully repaid or converted.

Amount
Balance of notes payable, net on December 31, 2021	$176,703
Issuances of debt	178,000
Cash settlement of debt	(150,000)
Debt discount	(175,025)
Conversions	(50,000)
Amortization of debt discount	93,986
Balance of notes payable, net on December 31, 2022	73,664
Amortization of debt discount	43,157
Balance of convertible loan payables, net of discounts on March 31, 2023 (Unaudited)	116,821
Conversions	(93,000)
Amortization of debt discount	43,637
Balance of convertible loan payables, net of discounts on June 30, 2023 (Unaudited)	67,458
Issuances of debt	153,000
Debt discount	(81,530)
Conversions	(35,000)
Amortization of debt discount	64,610
Balance of convertible loan payables, net of discounts on September 30, 2023 (Unaudited)	$168,538

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

Based on the various convertible notes described above, the fair value of applicable derivative liabilities on notes and change in fair value of derivative liability are as follows as of September 30, 2023 and December 31, 2022:

Total
Balance as of December 31, 2021	$354,160
Change Due to Issuances	175,026
Change due to exercise / redemptions	(110,507)
Change in fair value	(234,654)
Balance as of December 31, 2022	184,025
Change in fair value	(30,593)
Balance as of March 31, 2023 (Unaudited)	153,432
Change due to exercise / redemptions	(113,806)
Change in fair value	20,484
Balance of derivative liability as of June 30, 2023 (Unaudited)	$60,110
Change Due to Issuances	81,530
Change due to exercise / redemptions	(42,293)
Change in fair value	189,042
Balance of derivative liability as of September 30, 2023 (Unaudited)	$288,389

Energy and Water Development Corp. Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the periods ended September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
(Unaudited)

Stock price	$0.03 - 0.05	$0.04 - 0.19
Exercise price	$0.02 -0.03	$0.02 - 0.10
Contractual term (in years)	0.49-1.00	0.68 - 1.00
Volatility (annual)	184%-219%	140% - 1,313%
Risk-free rate	5.40%-5.53%	0.51% - 4.73%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair Value measured at September 30, 2023 (Unaudited)
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Fair value at December 31
	(Level 1)	(Level 2)	(Level 3)	2023
Derivative liability	$—	$—	$288,389	$288,389
Total	$—	$—	$288,389	$288,389

	Fair value measured at December 31, 2022
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Fair value at December 31
	(Level 1)	(Level 2)	(Level 3)	2022
Derivative liability	$—	$—	$184,025	$184,025
Total	$—	$—	$184,025	$184,025

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2023 and 2022.

During the three and nine months ended September 30, 2023 the Company recorded losses of $189,042 and $178,933, respectively, and for the three and nine months ended September 30, 2022, the Company recognized gains of $0 and $243,653, respectively, from the change in fair value of derivative liability.

Energy and Water Development Corp. Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 11. Leases

Finance leases

The Company’s financing lease does not provide an implicit rate that can be readily determined. Therefore, the Company uses discount rates based on the incremental borrowing rate of its most recent external debt of 8%.

The Company’s weighted-average remaining lease term relating to its finance leases is 3.38 years, with a weighted-average discount rate of 8.00%.

The Company incurred amortization expense for its financing leases of $29,458 and $0 during the three months ended September 30, 2023 and 2022, respectively, which was included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2023 and 2022, the Company made cash lease payments of $29,458 and $0, respectively. As of September 30, 2023 and December 31, 2022, the financing lease right-of-use asset was $141,615 and $64,416, respectively, and is included in property and equipment, net on the condensed consolidated balance sheets, the current portion of financing lease liability was $38,317 and $14,327, respectively, and the financing lease liability, net of current portion was $103,988 and $48,946, respectively.

Operating leases

The Company’s operating leases do not provide an implicit rate that can be readily determined. Therefore, the Company uses discount rates based on the incremental borrowing rate of its most recent external debt of 8%.

The Company’s weighted-average remaining lease term relating to its operating leases is 0.17 years, with a weighted-average discount rate of 8.00%.

The Company incurred lease expense for its operating leases of $55,153 and $23,087 during the three months ended September 30, 2023 and 2022, respectively, which was included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2023 and 2022, the Company made cash lease payments of $55,153 and $23,087, respectively. At September 30, 2023 and December 31, 2022, the operating lease right-of-use asset was $9,744 and $62,113, respectively, the current portion of operating lease liability was $9,744 and $62,113, respectively, and the operating lease liability, net of current portion was $0 and $0, respectively.

The following table presents information about the future maturity of the lease liabilities under the Company’s operating and financing leases as of September 30, 2023.

Maturity of Lease Liabilities	Operating lease liabilities	Finance lease liability	Total Amount
2023 (remainder of year)	$9,842	$12,079	$21,921
2024	—	48,316	48,316
2025	—	48,316	48,316
2026	—	46,757	46,757
2027	—	7,400	7,400
Total future minimum lease payments	9,842	162,869	172,711
Less: Imputed interest	(98)	(20,564)	(20,662)
Present value of lease liabilities	$9,744	$142,305	$152,049
Remaining lease term (in years)	0.17	3.38

Energy and Water Development Corp. Notes to the Condensed Consolidated Financial Statements (Unaudited)

 77

Note 12. Related Party Transactions

Due to officers

Amounts due to officers as of September 30, 2023 and December 31, 2022 are comprised of the following:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Ralph Hofmeier:
Unsecured advances due to officer	$15,288	$56,400
Accrued salaries	148,452	86,265
Total due to Ralph Hofmeier	163,740	142,665

Irma Velazquez:
Unsecured advances due to officer	8,153	10,393
Accrued salaries	146,402	69,434
Total due to Irma Velazquez	154,555	79,827
Total amounts due to officers	$318,295	$222,492

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

Virhtech GmbH

As of September 30, 2023 and December 31, 2022, the Company owed Virhtech GmbH, a related party of the Company, $0 and $27,029, respectively, for services performed for the Company and is classified as accounts payable – related party on the condensed consolidated balance sheets.

Investor deposit and officer compensation

On January 18, 2023, the Company issued 6,952,523 shares of the Company’s common stock to officers for accrued salaries payable valued at $168,126.

As of March 31, 2023, the Company received deposits in the amount of $310,700 for 13,674,000 common shares related to common stock subscriptions that were issued in May 2023.

As of June 30, 2023, the Company received deposits in the amount of $30,000 for 1,500,000 common shares related to common stock subscriptions that were issued during the quarter ended September 30, 2023.

As of September 30, 2023, the Company received deposits in the amount of $866,600 for 26,211,000 common shares related to common stock subscriptions that were issued during the quarter ended December 31, 2023.

Energy and Water Development Corp. Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 13. Stockholders’ Equity (Deficit)

Preferred Stock

Authorized: 500,000,000 shares of voting preferred stock with a par value of $0.001. As of both September 30, 2023 and December 31, 2022, the Company had 9,780,796 shares of preferred stock issued and outstanding.

Common Stock

Authorized: 1,000,000,000 shares common stock with a par value of $0.001. As of September 30, 2023 and December 31, 2022, the Company had 222,682,942 and 182,934,483 shares of common stock outstanding, respectively.

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

From April 1, 2023 through June 30, 2023, the Company sold 8,940,000 shares of the Company’s common stock to investors for an aggregate purchase price of $194,300, of which 2,750,000 shares and 6,420,000 shares were issued in the third and fourth quarter of 2023, respectively.

From July 1, 2023 through September 30, 2023, the Company sold 23,791,000 shares of the Company’s common stock to investors for an aggregate purchase price of $807,800, of which 2,750,000 shares were issued during the third quarter of 2023 and the remaining 21,041,000 shares were issued during the fourth quarter of 2023.

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

In the third quarter of 2023, the holder of our convertible debt elected to convert $35,000 in principal, $1,948 in accrued interest and $900 in other fees into 2,162,770 shares of common stock.

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

On August 4, 2022, per a board of directors resolution, the Company entered into employment agreements with its Chief Technology Officer, Mr. Ralph Hofmeier, and its Chief Executive Officer, Ms. Irma Velazquez (collectively the “2022 Employment Agreements”). Effective for the fiscal year ended December 31, 2022, under the 2022 Employment Agreements, the base salary will be $210,305 prorated for any partial period of employment and payable in arrears in accordance with the Company’s ordinary payroll policies and procedures. Additionally, in recognition of the employees’ past services, the Company shall pay each employee a lump sum cash signing bonus of $29,164, less payroll deductions and withholdings, and each individual will be eligible to receive a yearly bonus based on yearly profitability. Additionally, if certain performance milestones are met, each employee will be granted options to purchase shares of the Company’s common stock. No options had been granted as of September 30, 2023. Any increase to the annual base is subject to approval by the Company’s Board of Directors. The 2022 Employment Agreements each have an indefinite term.

Energy and Water Development Corp. Notes to the Condensed Consolidated Financial Statements (Unaudited)

Lease

Our registered office is located at 7901 4th Street N STE #4174, St. Petersburg, Florida 33702. Our telephone number is +1 (727) 677-9408. Office services are contracted for on a month-to-month basis in this address. In October 2020, the Company established its official registered branch in Hamburg Germany; the office address until March 31, 2021 was Offakamp 9f- 2.17. On April 1, 2021, the Company entered into two lease agreements for a workshop located at Industriestraße 17, 25462 Relligen and an office located at Ballindam 3 20095 Hamburg, Germany. Our telephone number is +49 40 809081354. Rent expense for the three months ending September 30, 2023 and 2022 amounted to $24,006 and $22,247, respectively, and rent expense for the nine months ended September 30, 2023 and 2022 amounted to $100,793 and $41,768.

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

Note 15. Subsequent Events

On October 2, 2023, the Company issued 3,496,616 shares of common stock to GS Capital Partners, LLC for conversion of $50,000 of principal, $3,682 of accrued interest and $900 in other fees on the convertible loan payable.

For the three months ended September 30, 2023, the Company received deposits in the amount of $866,600 for 26,211,000 common shares related to common stock subscriptions that were issued in October and November 2023.

In October and November 2023, the Company sold 15,400,000 shares of common stock for $770,000.

In October and November 2023, the company issued 459,279 and 56,976 shares of common stock per the 2022 Long Term Incentive Plan with conversion prices per share of $0.032 and $0.087, respectively, for third-party services.

On October 1, 2023, the Company entered into a facility lease agreement with an unrelated party for an office and warehouse space located in Bargteheide, Germany. The monthly rental payments due, inclusive of taxes, are $15,356. The lease agreement is for a two-year term expiring September 30, 2025.

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

RESULTS of OPERATIONS

Results of Operations for the Three Months ended September 30, 2023 Compared to the Three Months ended September 30, 2022

	For the Three Months Ended September 30,
	2023	2022
General and Administrative Expenses
Professional fees	$348,355	$106,853
Officers’ salaries and payroll taxes	134,117	128,545
Marketing fees	—	129,714
Travel and entertainment	13,213	5,920
Other general and administrative expenses	314,303	146,268
Total general and administrative expenses	809,988	517,300

Loss from operations	(809,988)	(517,300)

Other income (expense)
Change in fair value of derivative	(189,042)	—
Other income (expense)	4,753	(134,599)
Loss on settlement of liabilities	—	—
Interest income (expense), net	(71,755)	—
Total other income (expense)	(256,044)	(134,599)

Loss before taxes	(1,066,032)	(651,899)

Tax (income) expense	(443)	—

Net loss	$(1,065,589)	$(651,899)

General and Administrative Expense

General and administrative expense increased by $292,688 to $809,988 for the three months ended September 30, 2023 from $517,300 for the three months ended September 30, 2022.

The increase in general and administrative expenses was primarily due to an increase in professional fees of $241,502, officer’s salaries of $5,572, travel and entertainment expenses by $7,293 and other general and administrative expenses of $168,035, offset by a decrease in marketing fees of $129,714.

Other Income (Expense)

Other expense increased by $121,445 to $256,044 for the three months ended September 30, 2023 compared to other expense of $134,599 for the three months ended September 30, 2022. The increase in other expense is the result of an increase in the fair value of derivative of $189,042, and an increase in interest expense of $71,755, offset by an increase in other income of $139,352.

Net Loss

Net loss increased by $413,690 to $1,065,589 for the three months ended September 30, 2023 from $651,899 for the three months ended September 30, 2022. This decrease was attributable to the net increases and decreases as discussed above.

Results of Operations for the nine months ended September 30, 2023 Compared to the nine months ended September 30, 2022

	For the Nine Months Ended September 30,
	2023	2022
General and Administrative Expenses
Professional fees	$690,483	$398,593
Officers’ salaries and payroll taxes	392,085	364,818
Marketing fees	23,832	223,313
Travel and entertainment	35,354	24,368
Other general and administrative expenses	719,030	384,559
Total general and administrative expenses	1,860,784	1,395,651

Loss from operations	(1,860,784)	(1,395,651)

Other income (expense)
Change in fair value of derivative	(178,933)	243,653
Other income (expense)	7,076	(267,013)
Loss on settlement of liabilities	(196,159)	—
Interest income (expense), net	(165,848)	(125,712)
Total other income (expense)	(533,864)	(149,072)

Loss before taxes	(2,394,648)	(1,544,723)

Tax (income) expense	482	—

Net loss	$(2,395,130)	$(1,544,723)

General and Administrative Expense

General and administrative expense increased by $465,133 to $1,860,784 for the nine months ended September 30, 2023 from $1,395,651 for the nine months ended September 30, 2022.

The increase in general and administrative expenses was primarily due to an increase in professional fees of $291,890, travel and entertainment expenses by $10,986, other general and administrative expenses of $334,471 and officer’s salaries of $27,267, offset by a decrease in marketing fees of $199,481.

Other Income (Expense)

Other expense increased by $384,792 to $533,864 of other expense for the nine months ended September 30, 2023 compared to other expense of $149,072 for the nine months ended September 30, 2022. The increase in other expense is the result of a decrease in the change in fair value derivative liability of $422,586, loss on settlement of liabilities of $196,159 and increase in interest expense of $40,136, offset by a decrease in other expense of $274,089.

Net Loss

Net loss increased by $850,407 to $2,395,130 for the nine months ended September 30, 2023 from $1,544,723 for the nine months ended September 30, 2022. This increase was attributable to the net increases and decreases as discussed above.

LIQUIDITY and CAPITAL RESOURCES

We had $115,831 cash and negative working capital of $911,635 as of September 30, 2023. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties discussed more fully below.

We have sustained operating losses since our operations began. As of September 30, 2023, we had an accumulated deficit of $26,733,103. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining more project contracts, among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

During the nine months ended September 30, 2023, the Company issued one convertible loan in the aggregate amount of $153,000. The note bears interest at 8% per annum and all matures within one year. The conversion features in the note met the definition of a derivative and required bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $81,530 and was recorded as a discount of the notes. During the nine months ended September 30, 2023, the Company received proceeds from sales of stock of $1,546,300.

During the year ended December 31, 2022, the Company issued one convertible loan in the aggregate amount of $178,000. The note bore interest at 8% per annum and all matured within one year. The conversion features in the note met the definition of a derivative and required bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $175,025 and was recorded as a discount of the notes.

We have satisfied our cash and working capital requirements in the three months ended September 30, 2023, through the sale of common stock.

Comparison of Cash Flows for the nine months ended September 30, 2023 (2023) and September 30, 2022 (2022)

Net cash used in operating activities

We used $1,553,442 of cash in our operating activities in 2023 compared to $1,318,574 used in 2022. The increase in cash used of $234,868 is primarily due to a decrease in stock issued for services of $268,100 decrease in foreign currency loss of $262,969 and an increase in net loss of $850,407, offset by an increase in amortization of debt discount and deferred financing costs of $88,108, increase in depreciation and amortization expense of $50,095, increase of non-cash lease expense of $52,369, decrease in change in fair value derivative liability and derivative expense of $422,586, increase in imputed interest on related party loans of $3,305, increase in loss on settlement of $196,159, and increase in bad debt expense of $52,761, as well as a decrease in cash used by working capital items of $281,225 principally related to a decrease in inventory of $261,785, a decrease in accounts payable, accrued expenses and deferred taxes of $32,683, an increase in due to officers of $45,760 and a decrease in due to related party of $71,095, offset by a decrease in prepaid expenses and other current assets of $77,729 and an increase in operating lease liabilities, current and non-current of $52,369.

Cash Flows from Investing Activities

The Company used $31,781 in cash from investing activities in 2023 as compared to $78,123 in 2022.

Cash Flows from Financing Activities

The Company received $1,677,288 (2023) and $891,000 (2022) in cash provided from financing activities. The net increase of $786,288 is due to $679,700 of proceeds from sale of stock, proceeds from subscriptions of $866,600 and proceeds from convertible notes of $153,000, offset by payments made on finance lease liabilities of $22,012.

Financial Position

Total Assets – As of September 30, 2023 the Company had $1,231,779 of total assets representing $115,831 in cash, $468,004 in inventory, $317,581 in prepaid expenses and other current assets, $320,619 in property and equipment, and $9,744 in operating lease right-of-use asset.

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

GOING CONCERN

The next operational step to accomplish is to achieve sufficient sales volume to yield positive net income. Due to the timing of the project build out, the Company has currently recorded limited revenue and consequently has incurred operating losses since it began operations (December 2012) totaling $26,733,103 as of September 30, 2023. During the nine months ended September 30, 2023, the Corporation incurred net losses of $2,395,130. The Company also had a working capital deficit of $911,635 as of September 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of December 31, 2022. This evaluation was carried out by our Principal Executive Officer and our Principal Finance Officer. Based on that evaluation, our Principal Executive Officer and our Principal Finance Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that, as of September 30, 2023, our disclosure controls and procedures were not effective:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The Company issued 39,748,459 common shares during the nine months ended September 30, 2023.

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

Energy and Water Development Corp.

Date: January 12, 2024	By:	/s/ Irma Velazquez
Irma Velazquez
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Irma Velazquez	Chief Executive Officer, Director, and	January 12, 2024
Irma Velazquez	Vice-Chairperson of the Board (Principal Executive Officer)

/s/ Amedeo Montonati	Chief Financial Officer (Principal Financial Officer and	January 12, 2024
Amedeo Montonati	Principal Accounting Officer)

