Form 10-K
period 2023-12-31
Energy & Water Development Corp
filed 2024-04-26
CIK 1563298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.1D-01(b). ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the regular public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

As of December 29, 2023, the last business day of the registrant’s most recently completed fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $7,310,080 based on the closing price of $0.0912 for the registrant’s common stock as quoted on the OTC QB Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The number of shares outstanding of the registrant’s classes of common stock as of April 26, 2024 was 277,695,682 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical fact, contained in this Annual Report that include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position and potential growth opportunities represent management's beliefs and assumptions based on currently available information and they do not consider the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” “estimates,” “projects,” “targets” or comparable terminology or by discussions of strategy or trends. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various factors. Because of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report, or if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.

Statements regarding the following subjects, among others, may be forward-looking:

•	Market trends in our industry, energy markets, commodity prices, interest rates, the debt and lending markets, or the general economy.
•	Our plans and expectations regarding future financial results, expected operating results;
•	The sufficiency of our cash and our liquidity;
•	Development of new products and improvements to our existing products;
•	Our manufacturing capacity and manufacturing costs;
•	The adequacy of our agreements with our suppliers;
•	Our ability to obtain financing, our ability to comply with debt covenants or cure any defaults;
•	Availability of opportunities to participate in climate solutions including energy efficiency and renewable energy projects and our ability to complete potential new opportunities in our pipeline;
•	Actions and initiatives of federal, state and local governments and changes to federal, state and local government policies, regulations, tax laws and rates and the execution and impact of these actions, initiatives and policies;
•	Our ability to obtain and maintain financing arrangements on favorable terms, including securitizations;
•	General volatility of the securities markets in which we participate;
•	The impact of weather conditions, natural disasters, accidents or equipment failures, or other events that disrupt our operations or negatively impact the value of our assets;
•	Availability of and our ability to attract and retain qualified personnel; and
•	General domestic and international economic, market and political conditions, including the military conflict between Russia and Ukraine, the Israel-Hamas conflict, and the global response to such conflicts

ii

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

In September 2019, the Company changed its name to Energy and Water Development Corp. to more accurately reflect the Company’s purpose and business sector. The Company has registered its logo “EAWD” with the United States Patent and Trademark Office, the European Union Intellectual Property Office and the World Intellectual Property Organization (WIPO) to secure its corporate identity.

In order to effectively cater to its expanding operations within one of the EU’s most environmentally advanced nations, the Company has strategically established a branch for business operations in Germany, along with two wholly-owned German subsidiaries: Energy and Water Development Deutschland GmbH (“EAWD Deutschland”) and EAWD Logistik GmbH (“EAWD Logistik”). Moreover, recognizing the importance of regional market demands, the Company has also extended its presence to Mexico through a wholly-owned subsidiary called EAWD Mexico SAPI de CV, enhancing its capacity to address the needs of this area efficiently. This strategic positioning not only reflects the Company's commitment to environmental progress but also ensures an optimized response to evolving market requirements.

The Business

We are a leading engineering services company formed as an outsourcing green tech platform, focused on sustainable water and energy solutions.

•	EAWD builds water and energy systems out of existing, proven technologies, utilizing our intellectual property and our technical know-how to customize solutions to meet our clients’ needs. To date, two water systems have been sold and deployed in Mexico and Germany.
•	Using its patent-pending design, EAWD is working to design, build, and operate off-the-grid Atmosphere Water Generation Systems in Mexico and the United States as well as off-the-grid EV Charging Stations in Germany.
•	EAWD commercializes proven technologies for the sustainable generation of energy and water. The first unit has been built and tested in Germany and the Company is working to fulfill additional orders.
•	EAWD is a United Nations “accredited vendor” and offers design, construction, maintenance and specialty consulting services to private companies, government entities and non-government organizations (NGOs) for the sustainable supply of energy and water.

Globally, 2 billion people (26% of the population) do not have safe drinking water and 3.6 billion (46%) lack access to safely managed sanitation, according to the report, published by UNESCO on behalf of UN-Water and released on March 2023. This organization has identified an urgent need to establish strong international mechanisms to prevent the global water crisis from spiraling out of control. In view of this increased world-wide demand for water and energy, our business goals are focused on self-sufficient energy supplied water generation and green energy production. To accomplish this, we set out to establish an outsourcing green tech platform to commercialize the Company’s state-of-the-art technologies while providing engineering and technical consultation services to design the most sustainable technological solutions that can provide water and energy. We also intend to secure all required technical, maintenance, education, and training related to the identified technology solutions. To this end the Company has sought potential collaboration with green tech research and development centers in Europe and has established its operating subsidiaries in Germany, where we have started to assemble our patent-pending innovative off-the-grid, self-sufficient energy supply atmosphere water generation (“AWG”) systems (EAWD off-the-grid AWG Systems). EAWD Deutschland and EAWD Logistik operate in Bargteheide, Germany to meet the increasing demands of water and energy generation projects around the world as well as to operate the solar powered EAWD off-the-grid EV Charging Stations, EAWD’s newest product, in Germany.

Amidst the backdrop of climate change and the rise of extreme weather events, the green tech industry is witnessing transformative shifts. These phenomena have exacerbated water scarcity and intensified the global demand for energy. Recognizing the pressing nature of these challenges, EAWD is committed to crafting sustainable and renewable solutions. As such, EAWD is poised to become a pivotal player in an industry that is not only rapidly expanding, but also unlocking numerous new markets in response to these urgent environmental issues.

The green tech industry is complex because it still requires increased promotion and public education about its potential. Furthermore, regulations in each country are different and, in many cases, several segments are regulated by both national and local (state, provincial, municipal) governments. EAWD’s approach seeks to assist businesses with the growth and development of their general operations by ensuring the efficient, profitable, and sustainable supply/generation of water and energy allowing our potential customers to focus on their business while adopting strategies of sustainability. Using our own EAWD off-the-grid AWG Systems, EAWD off-the-grid EV Charging Stations, EAWD off-the-grid Power Systems, EAWD off-the-grid Water Purification Systems, and other identified technology, products, and services licensed or purchased from third party sources, we are delivering and installing a product set that suits the green technology water and/or energy needs of our customers. By using the state-of-the art technological solutions and technologies identified, designed, and provided by EAWD and its collaborators, we believe that our potential clients will be free to focus on the performance of their operations as well as with the water and energy consumption or generation regulations within their industry. Our clients may be businesses seeking to upgrade their business processes, NGOs or governmental entities seeking to apply green technology solutions for the water and energy they supply to their constituencies.

We continue to be a development stage company with rapid growth and broad development prospects. The Company presently assembles its EAWD off-the-grid AWG Systems and EAWD off-the-grid EV Charging Stations at its workshop in Germany and has recently extended its presence to Mexico, enhancing its capacity to address the needs of this area efficiently. The Company outsources most of its engineering and technical services as well as services relating to the promotion, selling, and distribution of its products. We presently have eleven employees: Ms. Irma Velazquez , our Chief Executive Officer, Vice-Chairman of the Board of Directors (the “Board”), and a significant stockholder, Mr. Ralph Hofmeier, our Chief Technology Officer, Chairman of the Board, and a significant stockholder, four engineers, two technicians, one accountant assistant, and two assemblers. Ms. Velazquez and Mr. Hofmeier are married.

Our aim is to collaborate with a diverse range of clients across various sectors, including private enterprises, governmental bodies, municipalities, NGOs, and intergovernmental organizations (IGOs). We recognize the unique needs of each sector and tailor our solutions accordingly.

In the private sector, we work closely with companies spanning industries such as manufacturing, hospitality, and agriculture. These organizations often require reliable water and energy sources to maintain their operations. By providing them with our advanced technology and technical services, we empower them to establish sustainable supplies and generation capabilities. This contributes significantly to their climate adaptation strategies, enhancing resilience and reducing environmental impact.

Within the public sector, our engagement extends to government entities and municipalities. These entities play a crucial role in safeguarding their communities' well-being and continuity. By equipping them with innovative solutions, we help them secure water and energy resources to support critical services, disaster response, and long-term urban planning. This, in turn, aids in climate adaptation and fosters sustainable development.

Non-Governmental Organizations (NGOs) and Intergovernmental Organizations (IGOs) also form a key part of our potential clientele. These entities often work in challenging environments or regions with limited infrastructure. By partnering with EAWD, they will gain access to cutting-edge technology that empowers them to provide essential services, such as clean water and energy, to underserved populations. This not only aligns with their humanitarian missions but also promotes climate adaptation and community resilience.

In every sector with which we engage, EAWD's contributions are aligned with the broader goals of climate adaptation. By offering technology and technical services that enable the efficient generation and management of water and energy, we help our clients thrive in a changing environment while contributing positively to the global effort of mitigating climate challenges. With its outsourced technical arm and its commission-based global network of distributors, the Company expects to create sustainable added value to each project it takes on while generating revenue from the sale of own EAWD off-the-grid AWG Systems, EAWD off-the-grid EV Charging Stations, EAWD off-the-grid Power Systems, and EAWD off-the-grid Water Purification Systems, royalties from the commercialization of energy and water in certain cases, and the licensing of our innovated technologies; as well as from its engineering, technical consulting, and project management services.

2

The following table depicts the Company’s service and product offerings to its clients.

We plan to provide customized technology solutions and technical services, based upon client need and preference, which may include any or all of the following:

•	Sustainable water and energy generation systems
•	Aqua Mission Systems- Individual solutions for individual needs
•	Off-the-grid electric vehicle charging stations
•	Technical assistance
•	Strategic and financial partnering
•	Project management

The Company also plans to focus on addressing areas of the industry which concentrate on new technological and engineering concepts relating to water and energy generation and those related components that assist in advancing the green tech industry. These include:

•	Advancement of EAWD off-the-grid Atmosphere Water Generation Systems
•	Development of techniques to attain self-sufficient supply of energy
•	Advancement of new ideas on energy generation, storage and management implementation
•	Designing, prototyping, and arranging the manufacture of new water and energy generation systems
•	Designing and prototyping off-the-grid self-sufficient power systems
•	Designing and prototyping solar powered charging stations for electric vehicles

Our Vision

The global atmospheric water generator market size was accounted at USD 2.9 billion in 2022 and it is expected to reach approximately USD 5.5 billion by 2032. The industry growth is expected to be driven by freshwater scarcity and increasing technological investments, followed by favorable government regulations. As for energy, according to the International Agency of Energy (IAE), global electricity demand is projected to grow between 62 and 185 percent by 2050 compared with 2021 levels. (Source: Atmospheric Water Generator Market published by Grand View Research).

The main market dynamics to consider are the growing numbers of AWGs across various end-use verticals and the high energy consumption, production cost, and high carbon footprint of such technology. EAWD's innovative off-the-grid systems, birthed from intensive AWG technology research, offer distinct advantages over both centralized and traditional off-the-grid solutions. Designed for optimal efficiency, these systems prioritize environmental sustainability by utilizing renewable energy sources, primarily solar. Not just alternatives, they seamlessly complement existing centralized infrastructures, ensuring a consistent supply of water and power. Their modular design promotes easy scalability, catering to growing demands without massive overhauls. Furthermore, the decentralized nature of EAWD's systems offers enhanced reliability, reducing the risks of large-scale outages that plague centralized setups. This fusion of resilience, sustainability, and efficiency positions EAWD's solutions as a comprehensive response to modern energy and water needs. The urgency of these considerations is heightened by climate change. Data from the Intergovernmental Panel on Climate Change (IPCC) reveals that there is a more than 50% chance that global temperature rise will reach or surpass 1.5 degrees C (2.7 degrees F) between 2021 and 2040, and in a high-emissions scenario, the world may hit this threshold several years earlier by 2037.

The mission of EAWD is to provide sustainable water generation systems based on high efficiency, renewable sources and to provide off-the-grid self-sufficient energy supply solutions. Through a combination of the best design and configuration of state-of-the-art technology-assisted solutions, EAWD has created a completely self-sufficient off-the-grid energy generation and water production system, which can be simultaneously used to meet potable water requirements and the electrical energy needs of the industrial sector.

Through our BlueTech Alliance for Water Generation, established in December 2020, we have state-of-the-art technology partners, technology transfer agreements, and technology representation agreements in place relating to aspects of renewable energy and water supply. These unique key relationships offer important selling features and capabilities that differentiated EAWD from its competitors.

The Company plans to generate revenue from the sale of EAWD off-the-grid AWG Systems or its water generation, the development, sale, and operation of the EAWD off-the-grid EV Charging Stations, sale of EAWD off-the-grid Power Systems, and EAWD off-the-grid Water Purification Systems, royalties from the commercialization of energy and water in certain cases, and the licensing of our innovated technologies; as well as from its engineering, technical consulting, and project management services.

Geographic Range and Local Adaptability

EAWD promotes and commercializes its green technology solutions via commission-based distributers and agents worldwide, leveraging the strengths and a unique understanding of each geographical region:

•	Germany: Using its German foothold as the European green tech hub, EAWD can access the vast EU network and capitalize on Germany's reputation for tech innovation. Germany has the need of 1 million EV charging stalls to be available by 2030. The average revenue of a DC charger at €0.89/Kw is €1,009 per day. This includes the German federal incentive for CO2 of €0.25/Kw. EAWD plans to install 60 stalls by the end of 2024 and 90 stalls in the first quarter of 2025.

•	Mexico: EAWD plans to utilize its Mexico office as the bridge to North and South American markets, tapping into Latin America's burgeoning needs for sustainable water and energy generation.

•	USA: Due to its vastness and diversity and given the varied water supply and EV charging opportunities across the country, specialized agents targeting distinct states and regions are essential. States like Colorado, California, Nevada, New Mexico, Utah and Arizona are all currently suffering serious droughts. EAWD plans to set up several off-the-grid Atmosphere Water Generation Systems in each of these states.

EAWD works closely with agents who possess nuanced local market insights who can assist in tailoring EAWD solutions to meet regional demands more effectively. EAWD is also implementing a comprehensive training program for its distributors and agents that will ensure, not only a deeper understanding of EAWD's offerings but will also enable effective marketing and sales strategies.

In essence, EAWD's optimal commercialization strategy must pivot around its key offices in Germany, Mexico, and the USA. These act not just as sales points but as strategic epicenters for training, market adaptation, and robust support, ensuring global market resonance.

Our Products

The technological solutions offered by our Company are the following:

EAWD Off-the-Grid AWG Systems

Today, atmospheric water generators (AWGs) are standard equipment in many places; however, operating AWGs requires high amounts of energy that is often not available in the places where they are needed most, making the price for the generated water very high.  Our innovative EAWD off-the-grid AWG Systems are designed to have an internal power supply and ability to generate power.  Our EAWD off-the-grid AWG Systems produce sufficient quantities of potable water even in very dry and hot climate conditions and can be scaled to almost any size, community, and/or population. Presently, AWGs are largely used in Asian and African countries. The majority of manufacturers of AWGs, which rely on dehumidifying, are located in China. Almost every U.S. based AWG brand is also supplied by manufacturers in China.

By contrast, EAWD uses a proven German technology for condensate water from the air based on A/C technology.  We believe that this method allows higher, more efficient, sustainable performance and a larger quantity of water generation because of its internal power supply and because it does not require high humidity to function. EAWD has licensed the rights to use this German AWG technology for ninety-nine years; however, thanks to our continued research and development efforts, the Company has designed a new, innovative and more efficient configuration that allows the substantial amount of energy required to operate the equipment to be supplied by the equipment itself. Our EAWD off-the-grid AWG Systems line is different in size from the standard AWG line. Our EAWD off-the-grid AWG Systems are energy self-sufficient and can condense large amounts of water out of the atmosphere and we believe they could be a solution in countries around the world that deal with issues of water scarcity.

Our EAWD off-the-grid AWG System with an internal power supply, works by first “inhaling” large volumes of air, then cooling the air down to the dew point, and finally collecting, filtering, and mineralizing the resulting condensed water. Through this process, pure drinking water is created that meets the quality standards of the World Health Organization (WHO).  In regions with high temperatures and high humidity levels, a single system can generate more than 300,000 liters of water per day. Our EAWD off-the-grid AWG Systems line starts at 2,640 gallons/day and can expand the water supply to one acre-feet/day, which we believe, in effect, is essentially the ability to produce an unlimited supply of water. As a certified vendor of the United Nations (UN) Global Marketplace, EAWD is introducing the EAWD off-the-grid AWG and Power Systems to the UN with the hopes of initially supplying the equipment to large cluster of agencies established in key locations for humanitarian response as well as refugee camps around the world in need of fresh water.

EAWD Off-the-Grid Water Purification Systems

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

EAWD Off-the-Grid EV Charging Stations

The global electric vehicle fluids market has grown from $1.33 billion in 2022 to $1.7 billion in 2023 at a compound annual growth rate (CAGR) of 27.4%. The electric vehicle fluids market is expected to grow to $4.57 billion in 2027 at a CAGR of 28.0%. (Source: Electric Vehicle Fluids Global Market Report 2023 Report from Research and Markets.)

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

Based on our patent-pending off-the-grid Power System, EAWD has developed an innovative design and configuration of off-the-grid charging stations for BETs and electric vehicles in Germany. In 2021, EAWD built its first off-the-grid charging station in Relligen, Germany to charge our fleet vehicles and to gather usage and operational data. Our product is the first off-the-grid solution available in Europe for charging the BETs and electric passenger vehicles that are currently on the roads of Europe. EAWD plans to establish up to 1,700 charging stations throughout Germany starting with 40 locations scheduled to be installed by the end of the fourth quarter of 2024.

EAWD Off-the-Grid Power Systems

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

Current Projects

The Company envisions a dual-utility future for its systems, simultaneously offering both water and energy where needed. We plan to establish off-the-grid charging stations throughout Germany and, given the increasing drought issues there and in France, Spain, Italy, the United States, Mexico, and other parts of Latin America, EAWD foresees its systems providing vital water supplies to these regions.

Germany

The Company has secured a 7,200 sqm plot in Kassel, adjacent to the A7 Autobahn, which is Germany's primary north-south route located at the heart of the country. On June 1, 2023, EAWD commenced construction of Europe's premier large-scale, off-the-grid charging station for electric trucks and passenger vehicles in Germany.

Harnessing solar and wind power, each EAWD off-the-grid Charging System will be capable of consistently powering up to 120 DC charging stalls, depending on the size of the charging park. Specifically, the Kassel off-the-grid System is designed to simultaneously charge 50 electric trucks and up to 60 electric vehicles (EVs). This patented system is designed for future integration and expansion. EAWD’s technology creates a "micro-grid" that operates independently from the public power grid, ensuring continuous EV charging regardless of public grid availability. Often referred to as a “mini-grid” or “island grid,” it offers consistent power for both AC and DC chargers. In Kassel, the stalls will range in power from 300 KW to 480 KW, with some having dual charging capabilities, allowing two trucks to charge simultaneously. This system is equipped to cater to both the emerging 800 Volt vehicles and the more common 400 Volt charging systems, accommodating the diverse charging needs of today's electric vehicles and trucks.

In 2021, the Company also completed the development and installation of the first of forty planned solar powered EAWD off-the-grid EV Charging Stations for electric long-haul trucks in Relligen, Germany. Our charging stations are the first off-the-grid charging station available for these e-trucks in Europe and the Company plans to contract with companies that own these electric long-haul trucks to provide fleet charging as well as to install them in public places for per-use fees with the following business model:

1.	E-Truck Overnight Parking: A per-truck parking fee of €6 for 12 hours €12 for 24 hours. Additionally, customers will be required to pay a €4 per truck reservation fee and applicable tax.

2.	E-Truck Monthly Parking: A monthly flat rate of €1,000 for up to ten trucks per day. We will negotiate these monthly contracts with local companies to provide their drivers prearranged local parking.

3.	Long-term Logistics: In the event a freight forwarder needs a long-term parking solution, the fee will be €140 per month per truck.

4.	Hourly Public Charging: The general public will receive one hour of free parking with the purchase of at least €20 worth of charging. Regular rates apply after one hour.

5.	Overnight Public Parking: Overnight public parking will be charged at the above-listed hourly public parking rates, plus charging fees.

In 2021, the Company installed an EAWD off-the-grid AWG System powered by solar energy at its office location in Relligen, Germany. This installation served as a demonstration of the system's capacity to produce significant amounts of water, with projections reaching up to two million gallons daily. In addition, the surplus energy harnessed from the sun has been effectively utilized to charge the Company’s five electric vehicles. In October 2023, the Company moved to a larger office and warehouse space in Bargteheide, Germany, where it plans to re-install its demonstration system.

Mexico

In November 2020, our distributor in Mexico made a significant move by placing an initial order valued at USD $550,000 for a solar-powered EAWD off-the-grid AWG System. This system was manufactured in Germany and delivered in accordance with the terms of the purchase agreement in 2021. Following the success of this transaction and evident satisfaction of the client, the Company is in active discussions with the same client for the acquisition of three additional units. For a comprehensive understanding and details of the purchase contract, one can refer to the copy of such contract filed as Exhibits 10.8 and 10.9 to this Annual Report on Form 10-K.

This successful implementation of our product and the trust demonstrated by our Mexican client has spurred interest by others in the region. Consequently, we are witnessing an uptick in proposal submissions for potential clients across Mexico in Mexico City, Monterrey, San Luis Potosi, Quintana Roo, and Merida.

On November 30, 2023, EAWD and several significant landowners of the Magdalena Contreras Municipality in Mexico City signed a joint Memorandum of Understanding (“MOU”) to formalize their commitment to join forces to initiate a groundbreaking project: the first off-the-grid AWG plant on the American continent. This MOU lays out the groundwork for the development of this pioneering facility. In its initial phase, the plant is expected to produce approximately 3.2 millions of liters of water annually by extracting moisture directly from the air.

South Africa

In 2019, the Company signed a sales contract for the sale of a solar powered EAWD off-the-grid AWG System to a South African customer for a purchase price of $2,800,000. The build out of the equipment began in the fourth quarter of 2019, however because of delays due to COVID-19 and the global supply chain, the expected delivery date is late 2024. The Company has not yet received any payments from this customer. The foregoing description of the purchase contract does not purport to be complete and is qualified in its entirety by reference to the copy of such contract filed as Exhibit 10.7 to this Annual Report on Form 10-K.

Worldwide Business Relationships

EAWD's strategic placement of commission-based independent agents and distributors in diverse regions like Germany, Mexico, the United States, India, Canada, Australia, Colombia, Nepal, Kenya, Morocco, and Thailand will create a robust framework for long-term business opportunities. Aside from the purchase order for an eAWG system placed by the Mexican distribution agent discussed elsewhere in this prospectus, these agents and distributors have not yet generated any sales of the Company’s products.

In developed markets like Germany and the U.S., the strong focus on sustainability and advanced technology aligns perfectly with EAWD's green solutions. Emerging economies such as Mexico, Colombia, and India offer substantial opportunities due to their urbanization-driven water and energy challenges. In countries like Nepal, Kenya, and Morocco, EAWD can address acute water scarcity and energy issues, catering to specific local needs.

Our local agents provide invaluable insights into market trends, regulations, and customer behaviors, ensuring tailored and relevant product offerings. This deep connection to and understanding of local needs fosters community trust, a vital factor for sustained business growth. Continuous feedback from the field enables EAWD to refine its products, maintain competitiveness, and expand its portfolio, aligning with evolving market demands. Opportunities for collaboration with local entities further amplify EAWD’s reach and impact.

EAWD's geographical diversification minimizes business risks while maximizing reach into key markets. By strategically aligning solutions to regional challenges and leveraging local expertise, EAWD is not just penetrating these markets but planting seeds for sustained growth and leadership in the global green tech industry. This multifaceted approach ensures that EAWD's technology remains at the forefront of the essential quest for sustainable water, energy, and energy management solutions across the globe.

Competition

Regarding the atmospheric water generation process, we compete by providing innovative systems assembled with state-of-the-art technologies and that contain self-sufficient power supplies, which make them more sustainable and profitable than the traditional solutions. We also set ourselves apart by providing services that are valued by our customers such as reliable sales relationships, product innovations, and responses to changing market/business needs.

The market witnesses the presence of a diversified array of large and small scale manufacturers resulting in a significant level of competition in the global market. The competition in the market, both in the residential and commercial sectors, is projected to grow in intensity and is characterized by the demand for advanced and reliable atmospheric water generator units. Rising demand for industrial-size AWGs, particularly in regions facing water shortages, is expected to create opportunities for new market players such as EAWD through 2027. Moreover, current research that is focused on increasing overall product efficiency in the industry is anticipated to open new avenues for market players over the coming years. According to an atmospheric water generator market size report (published by Grand View Research in 2020), some of the prominent players in the atmospheric water generator (AWG) market include: Akvo Atmospheric Water Systems Pvt. Ltd., Dew Point Manufacturing, Saisons Trade & Industry Private Limited, Water Maker India Pvt. Ltd., Planets Water, Water Technologies International, Inc. (WTII), SkyWater Air Water Machines, Drinkable Air, Hendrx Water, Atlantis Solar, GENAQ Technologies S.L., Air2Water LLC, EcoloBlue, Inc and Watergen. On some level, each of these companies faces the two main industry challenges: carbon footprint and high-power requirement.

As per the report, the global renewable energy industry was accounted for $881.7 billion in 2020, and is expected to reach $1,977.6 billion by 2030, growing at a CAGR of 8.4% from 2021 to 2030. The most popular renewable energy sources currently are: Solar energy. Wind energy. Hydro energy. Tidal energy. Geothermal energy. Biomass energy. As for the sector of electromobility in a base-case scenario, EV-charging demand could reach 23 TWh per year in Germany by 2030 or up to 43 TWh in an accelerated-adoption scenario, an 8 percent increase over current energy demand. This accelerated scenario corresponds to 16 million EVs in Germany by 2030, an increase in line with studies commissioned by the European Union and spurred by its proposed ICE vehicle ban as well as improving engine-efficiency rates. The solar charging has a very small print in the industry and EAWD consider itself as pioneer of off-the-grid Charging stations in the eMobility industry, since as today no records could be found about the existence of full off-the-grid charging stations.

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

Corporate Information

We are incorporated as Florida corporation and have operations based in Bargteheide, Germany.

Our website is www.energy-water.com. Our website and the information contained therein, or connected thereto, are not intended to be incorporated into the registration statement of which this prospectus forms a part.

Our principal executive offices are located at 7901 4th Street N STE #4174, St Petersburg, Florida. Our telephone number is 727-677-9408, and our website is www.energy-water.com.

Our operations in Germany are located at the office address Ballindamm 3, 20095 Bargteheide, Germany. Our Telephone number is +49 40 809 08 1354.

Our office in Mexico is located in SM6 M1 L1 Piso 5 Corporativo Malecon Americas Sm6aF Cancun Quintana Roo. Cp. 77503, Mexico.

The transfer agent for our common stock is Worldwide Stock Transfer, LLC, located at One University Plaza, Suite 505, Hackensack, NJ 07601, Phone: (201) 820-2008, Fax: (201) 820-2010.

Government Regulation

The manufacturing, processing, testing, packaging, labeling, and advertising of the technologies that we sell may be subject to a broad ranges of laws and regulations in the United States and around the world, including rules promulgated by the U.S. Food and Drug Administration (FDA), the U.S. Federal Trade Commission, the U.S. Department of Agriculture, the U.S. Environmental Protection Agency, and by the standards provided by the U.S. Department of Health and Human Services and the World Health Organization for drinking water. Our operations may also be regulated by various agencies of states, localities, and foreign countries in which consumers reside. Currently, the technologies we intend to use in our solutions and our services are not subject to any governmental regulation in the United States although it is possible that the FDA may choose to regulate the quality of water produced from atmospheric water generating machines in the near future.

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

Employees

We presently have eleven employees: Ms. Irma Velazquez, our Chief Executive Officer, Vice-Chairman of the Board, and a significant stockholder, Mr. Ralph Hofmeier, our Chief Technology Officer, Chairman of the Board, and a significant stockholder, four engineers, two technicians, one accountant assistant, and two assemblers. Ms. Velazquez and Mr. Hofmeier are married.

Over time, we may be required to hire employees or continue to engage independent contractors in order to execute the projects necessary to grow and develop the business. These decisions will be made by our officers and directors, if and when appropriate. We work with commission-based agents and distributors to promote and sell the Company’s technology solutions. These agents and distributors are independent contractors with whom we have contractual relationships and are compensated solely based on commission.

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

•	The Company has [2] trademarks registered in the United States for our brands, brand names and logos. The Company also has trademarks in the European Union, Argentina and Brazil.

•	The Company has filed an application to patent its EAWD Off-Grid AWG Systems with the USPTO and WIPO.

•	The Company has filed an application to patent its EAWD Off Grid Self Sufficient Electric Vehicle Charging Station with the USPTO and WIPO.

ITEM 1A. RISK FACTORS.

As a Smaller Reporting Company, the Company is not required to include the disclosure required under this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

For their new cybersecurity section in Form 10-Ks, companies should confirm compliance with the new line item requirements in Item 106 of Regulation S-K, as summarized below.

Risk Management and Strategy. Under new Items 106(b)(1), companies must:

Describe the registrant's processes, if any, for assessing, identifying and managing material risks from cybersecurity threats in sufficient detail for a reasonable investor to understand those processes. In providing such disclosure, a registrant should address, as applicable, the following non-exclusive list of disclosure items:

(i) Whether and how any such processes have been integrated into the registrant's overall risk management system or processes.

(ii) Whether the registrant engages assessors, consultants, auditors, or other third parties in connection with any such processes.

(iii) Whether the registrant has processes to oversee and" identify such risks from cybersecurity threats associated with its use of any third-party service provider.

The SEC's purpose in adopting new disclosure items in Item 106(b)(1) was to "allow investors to ascertain a registrant's cybersecurity practices, such as whether they have a risk assessment program in place, with sufficient detail for investors to understand the registrant's cybersecurity risk profile," while at the same time avoiding details that "could increase a company's vulnerability to cyberattack."15

Cybersecurity Threat Disclosure. Under new Item 106(b)(2), companies must:

Describe whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the registrant, including its business strategy, results of operations, or financial condition and if so, how.

This new requirement in Item 601(b)(2) was proposed in 2022 by the SEC to "equip investors to better comprehend the level of cybersecurity risk the company faces" and "assess the company's preparedness regarding such risk," but also aligns with the SEC's 2018 guidance, which encourages companies to address the impact of any prior cybersecurity incidents in their risk factors. We expect many companies to provide a cross reference to existing risk factor disclosure on this point and to consider, as appropriate, any additional disclosure to address and clarify whether or not any cybersecurity incidents experienced to date have constituted a material cybersecurity incident. As the SEC noted, companies should likewise consider whether they need to revisit or refresh any previous disclosure made about cybersecurity incidents as they prepare this disclosure, including during the process of investigating a cybersecurity incident.17

Governance Board Disclosure. Under new Item 106(c)(1), companies must:

Describe the board of directors' oversight of risks from cybersecurity threats.

If applicable, identify any board committee or subcommittee responsible for the oversight of risks from cybersecurity threats and describe the processes by which the board or such committee is informed about such risks.

For this requirement in Item 601(c)(1), although the SEC opted not to adopt a proposal to require disclosure of the frequency of board and committee discussions, the SEC specifically noted in the adopting release that the disclosure may include discussion of frequency, including the board or board committee's reliance on "periodic (e.g., quarterly) presentations by the registrant's chief information security officer to inform its consideration of risks from cybersecurity threats."18 Notably, the SEC also removed its proposed requirement that companies disclose whether any directors have cybersecurity expertise, noting that "effective cybersecurity processes are designed and administered largely at the management level and that directors with broad-based skills in risk management and strategy often effectively oversee management's efforts without specific subject matter expertise as they do with other sophisticated technical matters."19

Governance Management Disclosure. Under new Item 106(c)(2), companies must:

Describe management's role in assessing and managing the registrant's material risks from cybersecurity threats. In providing such disclosure, a registrant should address, as applicable, the following non-exclusive list of disclosure items:

(i) Whether and which management positions or committees are responsible for assessing and managing such risks, and the relevant expertise of such persons or members in such detail as necessary to fully describe the nature of the expertise. Relevant expertise may include, for example, prior work experience in cybersecurity; any relevant degrees or certifications; any knowledge, skills or other background in cybersecurity.

(ii) The processes by which such persons or committees are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents.

(iii) Whether such persons or committees report information about such risks to the board of directors or a committee or subcommittee of the board of directors.

For this requirement in Item 106(c)(2), the SEC noted that this list is a “non-exclusive list” that companies should consider when describing management's role in cybersecurity oversight, and that this disclosure would “typically encompass identification of whether a registrant has a chief information security officer [(CISO)] or someone in a comparable position.” The detailed information required about the CISO's background (including the CISO's prior work experience, knowledge, skills and degrees or certifications held) is notable in that it goes beyond current disclosure requirements regarding other members of company management.

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

Due to the nature of the Company's business, the Company may at times be subject to claims and legal actions. The Company accrues liabilities when it is probable that future costs will be incurred, and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. Except as set forth above, as of December 31, 2023 we are not currently subject to any legal proceedings, nor to the knowledge of management are any legal proceedings threatened that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

On April 25, 2024, the closing price of our common stock was $0.09 per share as reported on the OTC QB Market maintained by OTC Markets Group, Inc.

The following table sets forth for the respective periods indicated the prices of our common stock in this market as reported and summarized by the OTC Markets. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	HIGH	LOW
Fiscal Year 2023:
First Quarter	$0.12	$0.03
Second Quarter	$0.06	$0.03
Third Quarter	$0.08	$0.02
Fourth Quarter	$0.11	$0.03

Fiscal Year 2022:
First Quarter	$0.45	$0.15
Second Quarter	$0.25	$0.16
Third Quarter	$0.21	$0.05
Fourth Quarter	$0.08	$0.02

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

Holders

As of December 31, 2023, we had 867 record holders of our common stock, holding 268,040,179 shares of common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of bank, brokers and other nominees.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2023, the Company issued $153,000 in convertible debentures.

During 2023, holders of convertible debentures exercised their conversion options on convertible debentures amounting to $178,000 in exchange for 9,682,321 shares of common stock.

During the year ended December 31, 2023, the Company engaged in the following equity events:

Sale of Common Stock and Subscriptions

From January 1, 2023 through March 31, 2023, the Company issued 375,000 shares of the Company’s common stock to investors for an aggregate purchase price of $37,500.

From January 1, 2023 through March 31, 2023, the Company sold 13,674,000 shares of the Company’s common stock to investors for an aggregate purchase price of $310,700, which were all issued in the second quarter of 2023.

From April 1, 2023 through June 30, 2023, the Company sold 8,940,000 shares of the Company’s common stock to investors for an aggregate purchase price of $194,300, of which 2,520,000 shares and 6,420,000 shares were issued in the third and fourth quarter of 2023, respectively.

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

Shares issued pursuant to ELOC

On January 26, 2022 the Company entered into a two year equity line of credit (“ELOC”) with an investor to provide up to $5 million. In the first quarter of 2023, the Company issued 5,310,988 shares of the Company's common stock pursuant to the ELOC for an aggregate purchase price of $196,000.

Shares issued upon conversion of convertible debt

In the second quarter of 2023, the holder of our convertible debt elected to convert $93,000 in principal, $4,142 in accrued interest and $1,400 in other fees into 4,753,178 shares of common stock.

In the third quarter of 2023, the holder of our convertible debt elected to convert $35,000 in principal, $1,948 in accrued interest and $900 in other fees into 2,162,770 shares of common stock.

In the fourth quarter of 2023, the holder of our convertible debt elected to convert $50,000 in principal, $3,682 in accrued interest and $900 in other fees into 3,496,616  shares of common stock.

Return of shares in settlement litigation

EAWD vs Packard and Co-Defendant Nick Norwood - Case number 18-031011 CA-01 Miami-Dade County Circuit Court. The Company is demanding the proof of payment for shares issued in 2008. The parties have entered into a settlement agreement whereby the Company agreed to pay the defendants $120,000 in return for the defendants’ surrender of an aggregate 266,634 shares of the Company’s common stock.

Shares issued for accrued salary

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

Shares issued for services

On October 6, 2023, the Company issued 56,975 shares of the Company’s common stock to a vendor for services valued at $5,000.

On November 11, 2023, the Company issued 459,279 shares of the Company’s common stock to a vendor for services valued at $15,000.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .

Introductory Statement

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2023 and 2022 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report.  This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Addressing Challenges the Current War in Ukraine

The current war in Ukraine has caused significant changes in consumer behavior and purchasing patterns, supply chain routing, the dynamics of current market forces, and government oversight and intervention. Disruptive activities could include the temporary closure of our manufacturing facilities and those used in our supply chain processes, restrictions on the export or shipment of our products, significant cutback of ocean container delivery from Germany, business closures in impacted areas, and restrictions on our employees’ and consultants’ ability to travel and to meet with customers. The extent to which the war in Ukraine impacts our results will depend on future developments, which still uncertain and cannot be predicted, including new information which may emerge concerning the severity of the current conflict. The war in Ukraine could continue to result in social, economic and labor instability in the countries in which we or our customers and suppliers operate.

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

As of December 31, 2023 and 2022, the Corporation does not believe any uncertain tax positions exist that would result in the Corporation having a liability to the taxing authorities. The Corporation’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the statement of operations. The Corporation’s tax returns for the years ended 2013 through 2022 are subject to examination by the federal and state tax authorities. The Corporation’s tax returns for the tax year ended 2023 have not been filed.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. As of December 31, 2023, we had recorded a full valuation allowance on our U.S. net deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services.

To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The Company recognized no revenue during the years ended December 31, 2023 and 2022.

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

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

Comparison of the fiscal years ended December 31, 2023 and December 31, 2022

	For the Year Ended
	2023	2022
General and Administrative Expenses
Professional fees	$958,809	$494,926
Officers’ salaries and payroll taxes	546,678	479,933
Marketing fees	41,401	226,975
Travel and entertainment	78,128	42,696
Other general and administrative expenses	1,016,708	666,358
Total general and administrative expenses	2,641,724	1,910,888

Loss from operations	(2,641,724)	(1,910,888)

Other income (expense)
Change in fair value of derivative	(395,556)	234,654
Other income (expense)	19,725	(93,732)
Loss on settlement of liabilities	(200,358)	—
Interest income (expense), net	(215,405)	(172,614)
Total other income (expense)	(791,594)	(31,692)

Loss before taxes	(3,433,318)	(1,942,580)

Taxes	—	—

Net loss	$(3,433,318)	$(1,942,580)

Revenue

During the years ended December 31, 2023 and 2022 we generated no revenue.

Cost of equipment sold

No costs were recognized in fiscal years 2023 and 2022.

Gross profit

The Company had no gross profit for the years ended December 31, 2023 and 2022.

General and Administrative Expense

General and administrative expense increased by $730,836 or 38% to $2,641,724 for the year ended December 31, 2023 from $1,910,888 for the year ended December 31, 2022. The following discussion provides further explanation of the change in each item.

The largest element of change  was an increase in professional fees by $463,883 or 94% to $958,809 as compared to $494,926 for the year ended December 31, 2022 as a result of higher accounting fees, litigation fees, legal fees and SEC matters. Additionally, the increase in general and administrative expenses was due to an increase in other general and administrative expenses by $350,350 which includes large increases in insurance and rent for the current year due to the new office and warehouse spaces. Finally, an increase in officer’s salaries and payroll taxes of $66,745 was incurred as new employee contracts were signed in 2023, increasing salaries and related taxes, offset by a decrease in Marketing fees of $185,574.

Other Expense

Other expense increased by $759,902 from a $31,692 net expense (2022) to a $791,594 net expense (2023) primarily as a result of a decrease in change in fair value of derivatives of $630,210, an increase in loss on settlement of liabilities of $200,358, and an increase in interest expense of $42,791 , offset by an increase in other income of $113,457.

Net Loss

Net loss increased by $1,490,738 to $3,433,318 for the year ended December 31, 2023, when compared to $1,942,580 for the year ended December 31, 2022 due to the reasons discussed above.

Liquidity and Capital Resources

We had cash of $76,627 and a working capital deficit of $1,071,780 at December 31, 2023. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties discussed more fully below.

We have sustained operating losses since we began our operations in 2012. At December 31, 2023, we had an accumulated deficit of $27,771,291. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining project contracts, among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

We have satisfied our cash and working capital requirements in the year ended December 31, 2023, through the sale of common stock.

Comparison of Cash Flows for the Years Ended December 31, 2023 and December 31, 2022

	For the Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(2,337,741)	$(1,618,916)
Net cash used in investing activities	(39,949)	(196,018)
Net cash provided by financing activities	2,417,341	1,280,001
Effect of exchange rate changes on cash	(3,911)	(13,849)
Net increase (decrease) in cash	$35,741	$(548,782)

Cash Flows from Operating Activities

We used $2,337,741 of cash in our operating activities in 2023 compared to $1,618,916 used in 2022. Cash used of $2,337,741 includes a net loss of $3,433,318, offset by non-cash expenses of $1,009,478 principally related to amortization of debt discount and deferred financing costs of $208,053, depreciation and amortization expense of $95,554, change in fair value of derivative liability of $395,556, foreign currency loss of $12,758, imputed interest on related party loans of $14,748 loss on settlement of $200,358, bad debt expense of $52,761, stock issued for services of $19,116, and non-cash lease expense of $43,492, offset by $10,639 of returned shares on settlement and $22,728 of loss on partial extinguishment of convertible debt. Cash from working capital items in the amount of $86,099 principally related to an increase in accounts payable, accrued expenses and deferred taxes of $90,748 and an increase in due to officers of $97,901, offset by an increase in inventory of $5,660, an increase in prepaid expenses and other current assets of $64,268, and a decrease in operating lease liabilities, current and non-current of $43,942.

Cash Flows from Investing Activities

We used $39,949 and $196,018 of cash to purchase property and equipment for the year ended December 31, 2023 and 2022, respectively.

Cash Flows from Financing Activities

We received $2,417,341 and $1,280,001 in cash from financing activities in 2023 and 2022, respectively. Cash flow from financing activities of $2,417,341 is primarily due to increased financing in 2023 through $2,316,300 in proceeds from the sale of shares and subscriptions to purchase common shares and $153,000 in proceeds from convertible loans payable, offset by repayments of finance lease liabilities in the amount of $51,959.

Financial Position

Total Assets – At December 31, 2023, the Company had $1,424,800 total assets representing $76,627 in cash, $451,986 in inventory, $379,490 in prepaid expenses and other current assets, $229,363 in property and equipment, and $287,334 in operating lease right-of-use assets.

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

Related Party Transactions

Due to officers

Amounts due to officers as of December 31, 2023 and 2022 are:

	December 31, 2023	December 31, 2022
Ralph Hofmeier:
Unsecured advances due to officer	$2,253	$56,400
Accrued salaries	148,985	86,265
Total due to Ralph Hofmeier	151,238	142,665
Irma Velazquez:
Unsecured advances due to officer	7,341	10,393
Accrued salaries	126,688	69,434
Total due to Irma Velazquez	134,029	79,827
Total amount due to officers	$285,267	$222,492

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

The Company and EAWC-TV agreed as it had done in 2019, to clear the outstanding balances in the D/T/F EAWC-TV and the outstanding balance it carried in its accounts payable account for administrative services, which it did on December 26, 2020 which resulted in an additional down payment of $193,497. On September 1, 2023 EAWD and EAWC-TV entered into a settlement agreement whereby the unpaid balance on the equipment of $52,761  was written off in accordance with the Company’s intent to terminate the distribution agreement. As such, the Company’s outstanding accounts receivable balance on the accompanying consolidated balance sheets as of December 31, 2023 and 2022 were $0 and $52,761 respectively.

Going Concern Qualification

The next operational step to accomplish is to achieve sufficient sales volume to yield positive net income. Due to the timing of the project build out, the Company has not currently recorded any revenue and consequently has incurred operating losses since it began operations (December 2012) totaling $27,771,291 at December 31, 2023. During the year ended December 31, 2023, the Corporation incurred net losses of $3,433,318. The Company also had a working capital deficit of $1,071,780 at December 31, 2023.

The Company’s ability to transition to profitable operations is dependent upon achieving a level of revenue adequate to support its cost structure. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business and availability to sufficient resources.

At the filling date of this report, management is working to conclude the sales in Germany and in other regions of the world relating to the previously approved proposals, which would bring a growing revenue. Managements plans to expand the sales operations by greater market penetration of the agricultural, industrial and community development markets with its innovative water and energy generation solution. Management also plans to raise additional funds during 2024 through the issuance of equity securities, from deposits related to customer purchase orders, and, if necessary, loans from management and third-party lenders. Management also plans to reduce expenses by centralizing the assembly, logistics and administrative operations of the Company into a larger, self-sufficient, off-grid location that will be able to house the storage of supplies and inventory, as well as provide space for assembly and administrative operations. The Company is also planning to acquire its own electric vehicles to reduce its supply transportation costs.

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

None.

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

In connection with the preparation of this Form 10–K, our management, including the CEO and CFO (Principal Accounting Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective.

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

As of December 31, 2023, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO) and identified material weaknesses. Due to financial constraints, we have not fully implemented a remediation plan. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be presented or detected by our employees.

The specific material weaknesses that management identified in our internal controls as of December 31, 2023 are as follows:

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

Plans for Remediation of Material Weaknesses

Our commitment to fortifying our internal controls is unwavering. As part of our ongoing endeavor to elevate these controls, we are actively deploying a robust remediation strategy to systematically address previously identified material weaknesses. Throughout the fiscal year 2024, we will diligently apply our financial resources to ensure the successful execution of this plan.

In response to the need for additional expertise in our accounting department, we have welcomed a new part-time Chief Financial Officer to our team and augmented our staff with specialized accounting consultants. These steps are pivotal in achieving a balanced allocation of duties. Concurrently, we are in the process of codifying our policies and procedures, which will significantly enhance the cohesion between our financial operations and other non-accounting divisions. We are also collaborating with external experts to ensure that our remediation efforts are both efficient and comprehensive.

We acknowledge that our journey towards a fully optimized internal control environment may require further actions beyond those currently anticipated. It is possible that the measures we are implementing might not fully remediate the identified issues, or guarantee the complete effectiveness of our internal controls, or preclude the possibility of future material weaknesses or significant deficiencies. Our goal is to rectify any shortcomings in our internal controls expediently. However, should we encounter delays, our capability to accurately and promptly document, process, and disclose financial data in compliance with SEC regulations could be compromised. Such a scenario may negatively influence the market perception and liquidity of our common stock, undermine investor confidence, and expose us to potential regulatory scrutiny and sanctions. This could, in turn, have a material and detrimental impact on our business operations and financial health.

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended December 31, 2023, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of December 31, 2023 are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Age	Principal Positions with Us
Ms. Irma Velazquez	57	Chief Executive Officer, Secretary, and Vice-Chairman of the Board of Directors
Mr. Ralph Hofmeier	62	Chief Technology Officer, and Chairman of the Board of Directors
Mr. Amedeo Montonati	31	Interim Chief Financial Officer

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

Mr. Gary Rodney agreed to provide services to the Company as its Interim Chief Financial Officer as an independent contractor. Pursuant to his consulting agreement, Mr. Rodney received a monthly fee of $7,000. The consulting agreement has an initial term of one (1) year and is automatically renewed for successive one-year terms unless either party delivers timely notice of its intention not to renew. Mr. Rodney has resigned as Interim Chief Financial Officer of the Company and the consulting agreement with InfoQuest Technologies Inc. has been terminated.

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

Board Committees and Corporate Governance

Our Board currently has no separate committees, and the Board acts as the audit committee and the compensation committee. The functions of those committees are being undertaken by our Board because we do not currently have any independent directors and our Board believes that the establishment of committees of our Board would not provide any benefits to our Company and could be considered more form than substance. We do not have yet an audit committee financial expert serving on the Board.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at 7901 4th Street N STE #4174, St Petersburg, Florida, 33702 Attention: Corporate Secretary or email to investor.relations@energy-water.com.

Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Oversight of Risk Management

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including economic risks, financial risks, legal and regulatory risks and others, such as the impact of competition. Management is responsible for the day-to-day management of the risks that we face, while our Board has responsibility for the oversight of risk management. In its risk oversight role, our Board is responsible for satisfying itself that the risk management processes designed and implemented by management are adequate and functioning as designed. Our Board assesses major risks facing our Company and options for their mitigation in order to promote our stockholders’ interests in the long-term health of our Company and our overall success and financial strength. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. The involvement of our full Board in the risk oversight process allows our Board to assess management’s appetite for risk and also determine what constitutes an appropriate level of risk for our Company. Our Board regularly includes agenda items at its meetings relating to its risk oversight role and meets with various members of management on a range of topics, including corporate governance and regulatory obligations, operations and significant transactions, risk management, insurance, pending and threatened litigation and significant commercial disputes.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation earned by our President and Chief Executive Officer and our Chief Operating Officer, and our only officers, for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Total ($)
Irma Velazquez	2023	217,514	(1)	—	217,514
Chief Executive Officer	2022	210,757	(2)	29,163(3)	239,920

Ralph Hofmeier	2023	217,514	(1)	—	217,514
Chief Technology Officer	2022	210,757	(2)	29,163(4)	239,920

Amedeo Montonati (5)	2023	96,242		—	96,242
Interim Chief Financial Officer	2022	—		—	—

Gary Rodney (6)	2023	3,500		—	3,500
Interim Chief Financial Officer	2022	84,000		—	84,000

———————

(1)	Converted from Euros to U.S. Dollars using the yearly average EUR/USD conversion rate of 1.087571 (Source: https://www.ofx.com/en-us/forex-news/historical-exchange-rates/yearly-average-rates/).
(2)	Converted from Euros to U.S. Dollars using the yearly average EUR/USD conversion rate of 1.053783 (Source: https://www.ofx.com/en-us/forex-news/historical-exchange-rates/yearly-average-rates/).
(3)	Consists of a lump sum cash bonus paid pursuant to that certain August 4, 2022 employment agreement of Irma Velazquez in recognition of her past services to the Company.
(4)	Consists of a lump sum cash bonus paid pursuant to that certain August 4, 2022 employment agreement of Ralph Hofmeier in recognition of his past services to the Company.
(5)	Began serving as interim Chief Financial Officer on January 30, 2023.
(6)	Served as interim Chief Financial Officer through January 30, 2023.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by of our executive officers as of December 31, 2023.

Compensation of Directors

During the year ended December 31, 2023, no director of the Company received compensation from us.

Employment Agreements

The Company entered into employment agreements with each of Irma Velazquez, its Chief Executive Officer and Vice Chairman of the Board, and Ralph Hofmeier, its Chairman of the Board and Chief Technology Officer, effective August 4, 2022 (together, the “Executive Employment Agreements”). Under the Executive Employment Agreements, the Company agreed to pay each of Ms. Velazquez and Mr. Hofmeier an annual base salary of €200,000, which is approximately $217,000, per year with discretionary cash and equity bonuses available based on the Board’s assessment of the executive’s performance against applicable performance objectives as well as Company performance. Any increase to the annual base salary is subject to approval by the Company’s Board of Directors. The foregoing descriptions of the Executive Employment Agreements does not purport to be complete and is qualified in its entirety by reference to the copy of each agreement filed as Exhibits 10.1 and 10.2 to this report on Form 10-K.

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

On January 30, 2023, the Company executed an engagement letter with AOB Accounting and Consultancy Services Company Limited pursuant to which Mr. Amedeo Montonati will provide services to the Company as its Chief Financial Officer. Pursuant to the engagement letter, the Company pays a monthly fee of $7,500 per calendar month for the first three months and $9,000 for the following three months, exclusive of any expenses and out-of-pocket expenses disbursements.The engagement letter has an initial term of six months that can be extended by mutual agreement of the parties.

The foregoing description of the engagement letter does not purport to be complete and is qualified in its entirety by reference to the copy of such agreement filed as Exhibit 10.7 to this report on Form 10-K.

EAWD 2022 Long Term Incentive Plan

Effective as of September 12, 2022, the Board of Directors adopted the Energy and Water Development Corp. 2022 Long Term Incentive Plan (the “2022 LTIP”). Under the 2022 LTIP, the Company reserved 17,493,000 shares of common stock to grant shares of common stock of the Company to employees and individuals who perform services for the Company. The purpose of the 2022 LTIP is to attract and retain the best available personnel for positions of substantial responsibility, to provide incentives to individuals who perform services for the Company, and to promote the success of the Company’s business. The 2022 LTIP permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other stock or cash awards as the Board of Directors may determine. As of December 31, 2023, there are 10,483,502 shares of common stock available for issuance under the 2022 LTIP.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-qualified deferred compensation plans for its employees or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our voting stock beneficially owned, as of April 26, 2024, by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, and (iv) all executive officers and directors as a group.

Except as otherwise noted, the person or entities listed below have sole voting and investment power with respect to all shares of our common stock beneficially owned by them, except to the extent this power may be shared with a spouse. All information with respect to beneficial ownership has been furnished by the respective 5% or more shareholders, directors, director nominees or executive officers, as the case may be. Each holder’s percentage ownership before this offering is based on 268,040,179 shares of common stock outstanding as of April 26, 2024, adjusted as required by rules of the SEC. Unless otherwise noted, the mailing address of each listed beneficial owner is c/o Energy and Water Development Corp. 7901 4th Street N STE #4174, St Petersburg, Florida.

	Common Stock		Series A Preferred Stock
Name and address of beneficial owner.	No. of Shares	% of Class (1)	No. of Shares	% of Class (2)
Directors and Officers
Ms. Irma Velazquez	39,515,388	14.32%	4,778,488	48.85%
7901 4th Street N STE #4174, St Petersburg, Florida 33702

Mr. Ralph Hofmeier	27,918,378	10.12%	5,002,488	51.15%
7901 4th Street N STE #4174, St Petersburg, Florida 33702

All officers and directors as a group (two persons)	67,433,766	24.44%	9,780,976	100.00%
5% Security Holders: None

———————

(1)	Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.
(2)	Applicable percentages are based on 9,780,976 – Series A preferred shares outstanding, adjusted as required by rules of the SEC. Series A preferred shares provide for voting rights at 5 votes per preferred share and are convertible into 5 shares of common stock per preferred share.

Securities Authorized for Issuance under Equity Compensation Plans

Effective as of September 12, 2022, the Board of Directors adopted the Energy and Water Development Corp. 2022 Long Term Incentive Plan (the “2022 LTIP”). Under the 2022 LTIP, the Company reserved 17,493,000 shares of common stock to grant shares of common stock of the Company to employees and individuals who perform services for the Company. The purpose of the 2022 LTIP is to attract and retain the best available personnel for positions of substantial responsibility, to provide incentives to individuals who perform services for the Company, and to promote the success of the Company’s business. The 2022 LTIP permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other stock or cash awards as the Board of Directors may determine. As of December 31, 2023, there are 10,483,502 shares of common stock available for issuance under the 2022 LTIP.

Equity Compensation Plan Information as of December 31, 2023

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	10,483,502
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	10,483,502

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The following is a summary of transactions since the years ended December 31, 2023 and 2022 to which we have been a party in which the amount involved exceeded the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our then directors, executive officers or holders of more than 5% of any class of our stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest. See also “Executive Compensation” for additional information regarding compensation of related parties.

Due to officers

Amounts due to officers as of December 31, 2023 and 2022 are comprised of the following:

	December 31, 2023	December 31, 2022
Ralph Hofmeier:
Unsecured advances due to officer	$2,253	$56,400
Accrued salaries	148,985	86,265
Total due to Ralph Hofmeier	151,238	142,665
Irma Velazquez:
Unsecured advances due to officer	7,341	10,393
Accrued salaries	126,688	69,434
Total due to Irma Velazquez	134,029	79,827
Total amount due to officers	$285,267	$222,492

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

The Company and EAWC-TV agreed as it had done in 2019, to clear the outstanding balances in the D/T/F EAWC-TV and the outstanding balance it carried in its accounts payable account for administrative services, which it did on December 26, 2020 which resulted in an additional down payment of $193,497. Ralph Hofmeier owns 5% of the issued and outstanding stock of EAWC-TV and, other than the right to vote on issues presented to stockholders, he has no control over the management or operations of the company. On September 1, 2023 EAWD and EAWC-TV entered into a settlement agreement whereby the unpaid balance on the equipment of $52,761 was written off in accordance with the Company’s intent to terminate the distribution agreement. As such, the Company’s outstanding accounts receivable balance on the accompanying consolidated balance sheets as of December 31, 2023 and 2022 were $0 and $52,761, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid by us to TAAD, our current independent registered public accounting firm, for the years ended December 31, 2023 and 2022.

TAAD	December 31, 2023	December 31, 2022
Audit Fees (1)	$71,034	$80,475
Audit Related Fees (2)	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$1,562

———————

(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – these fees reasonably related to the performance of the audit or review of our annual financial statements that are not reported above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. See Index, which appears on page F-1 hereof.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes included in this report.

(3)	Exhibits. The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b)	The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

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

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Exhibit #	Herewith

3.1	Amended and Restated Articles of Incorporation	8-K	1/31/2020	3.1
3.2	Articles of Amendment to Articles of Incorporation of Energy and Water Development Corp.	S-8	10/28/22	3.2
3.3	Bylaws of Energy and Water Development Corp.	S-1	10/7/2015	3.2
4.1	Registration Rights Agreement by and between Energy and Water Development Corp. and Tysadco Partners, LLC dated January 26, 2022	S-1	5/31/2022	4.1
10.1 *	Employment Agreement by and between Energy and Water Development Corp. and Ralph Hofmeier dated August 4, 2022	8-K	8/4/2022	10.1
10.2 *	Employment Agreement by and between Energy and Water Development Corp. and Irma Velazquez dated August 4, 2022	8-K	8/4/2022	10.2
10.3	Sales Contract for a Solar Powered Atmosphere Water Generation System by and between Eurosport Active World Corp and His Will Innovations LTD dated April 10, 2019	S-1	5/31/2022	10.8
10.4	Amendment to Purchase and Sales Agreement by and between Energy and Water Development Corp. and EAWC Tecnologias Verdes SA de CV dated November 17, 2020	S-1	5/31/2022	10.9

10.5*	Energy and Water Development Corp. 2022 Long Term Incentive Plan	S-8	10/28/2022	4.1
10.6*	Consulting Agreement by and between InfoQuest Technology, Inc. and Energy and Water Development Corp. dated June 2, 2021	S-1	5/31/2022	10.16
10.7*	Engagement Letter entered into as of January 30, 2023 by and between AOB Accounting and Consultancy Services Company Limited and Energy and Water Development Corp.	8-K	2/1/2023	10.1
10.8*	Settlement and Release Agreement dated effective as of January 18, 2023 by and among Energy and Water Development Corp., Gary Rodney, and InfoQuest Technology, Inc.	8-K	1/18/2023	10.1
14.1	Code of Ethics	10-K	4/14/2020	14.1
21.1	Subsidiaries of the Registrant	S-1	9/30/2023	21.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
97.1	EAWD Clawback Policy Effective December 1, 2023				Filed
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

———————

*	Indicates management contract or compensatory plan.
**	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY AND WATER DEVELOPMENT CORP.

Date: April 26, 2024	By:	/s/ Irma Velazquez
Irma Velazquez, Chief Executive Officer (Principal Executive Officer) Director and Vice-Chairman of the Board of Directors

Date: April 26, 2024	By:	/s/ Amedeo Montonati
Amedeo Montonati, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph Hofmeier	Chief Technology Officer, Director, and Chairman of the Board	April 26, 2024
Ralph Hofmeier

/s/ Irma Velazquez	Chief Executive Officer (Principal Executive Officer) Director and Vice-Chairman of the Board of Directors	April 26, 2024
Irma Velazquez

/s/ Amedeo Montonati	Chief Financial Officer (Principal Financial and Accounting Officer)	April 26, 2024
Amedeo Montonati

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Energy and Water Development Corp. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Energy and Water Development Corp. and Subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related statements of income, comprehensive income, stockholders’ deficit, and cash flows for the year then ended and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year then ended, in conformity with the accounting principles generally accepted in the United States.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ TAAD LLP

We have served as the Company’s auditor since 2021.

Diamond Bar, California

April 26, 2024

Energy and Water Development Corp. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash	$76,627	$40,886
Accounts receivable	—	52,761
Inventory	451,986	457,646
Prepaid expenses and other current assets	379,490	315,222
TOTAL CURRENT ASSETS	908,103	866,515

Property and equipment, net	229,363	245,667
Operating lease right-of-use asset	287,334	62,113

TOTAL ASSETS	$1,424,800	$1,174,295

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$978,468	$1,023,563
Accounts payable - related party	16,900	27,029
Convertible loan payables, net of discount	152,459	73,664
Due to officers	285,267	222,492
Derivative liability	376,941	184,025
Current portion of operating lease liability	153,803	62,113
Current portion of financing lease liability	16,045	14,327
TOTAL CURRENT LIABILITIES	1,979,883	1,607,213

Financing lease liability, net of current portion	34,570	48,946
Operating lease liability, net of current portion	133,531	—
TOTAL LIABILITIES	2,147,984	1,656,159

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 500,000,000 shares authorized, 9,780,976 shares issued and outstanding at both December 31, 2023 and December 31, 2022	9,781	9,781
Common stock, par value $.001 per share; 1,000,000,000 shares authorized, 268,040,179 and 182,934,483 shares issued and outstanding in December 31, 2023 and December 31, 2022, respectively	268,039	182,934
Additional paid in capital	26,776,442	23,678,396
Accumulated deficit	(27,771,291)	(24,337,973)
Accumulated other comprehensive loss	(6,155)	(15,002)
TOTAL STOCKHOLDERS' DEFICIT	(723,184)	(481,864)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,424,800	$1,174,295

See accompanying notes to the consolidated financial statements.

Energy and Water Development Corp. and Subsidiary

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended
	December 31,
	2023	2022

REVENUE
Revenue	$—	$—
TOTAL REVENUE	—	—

COST OF EQUIPMENT SOLD
Cost of equipment sold	—	—
TOTAL COST OF EQUIPMENT SOLD	—	—

GROSS PROFIT	—	—

GENERAL and ADMINISTRATIVE EXPENSES
Professional fees	958,809	$494,926
Officers’ salaries and payroll taxes	546,678	479,933
Marketing fees	41,401	226,975
Travel and entertainment	78,128	42,696
Other general and administrative expenses	1,016,708	666,358
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	2,641,724	1,910,888

LOSS FROM OPERATIONS	(2,641,724)	(1,910,888)

OTHER INCOME (EXPENSE)
Change in fair value of derivative	(395,556)	234,654
Other expense	19,725	(93,732)
Loss on settlement of liabilities	(200,358)	—
Interest expense	(215,405)	(172,614)
TOTAL OTHER INCOME (EXPENSE)	(791,594)	(31,692)

LOSS BEFORE TAXES	(3,433,318)	(1,942,580)

TAXES	—	—

NET LOSS	$(3,433,318)	$(1,942,580)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	8,847	27,442
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$8,847	$27,442

COMPREHENSIVE LOSS	(3,424,471)	(1,915,138)

Loss per common share – Basic and Diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding – Basic and Diluted	215,064,242	169,341,781

See accompanying notes to the consolidated financial statements.

Energy and Water Development Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2023 and 2022

					Common Stock				Accumulated Other
	Preferred Stock		Common Stock		Subscriptions		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

BALANCE AT December 31, 2021	9,780,976	$9,781	143,840,643	$143,840	15,855,000	$792,745	$20,777,401	$(22,395,393)	$(42,444)	$(714,070)
Subscriptions liability reclassification to subscriptions	—	—	—	—	7,547,000	377,350	—	—	—	377,350
Sale of Common Stock	—	—	36,443,736	36,444	(23,402,000)	(1,170,095)	2,385,652	—	—	1,252,001
Common stock issued for commitment fee	—	—	500,000	500	—	—	79,500			80,000
Common stock issued for services	—	—	1,574,546	1,574	—	—	266,525	—	—	268,099
Common stock issued to satisfy convertible debt	—	—	540,716	541	—	—	49,459	—	—	50,000
Stock issued for interest and fees	—	—	34,842	35	—	—	3,187	—	—	3,222
Imputed interest on related party loans	—	—	—	—	—	—	6,165	—	—	6,165
Derivative settled upon conversion of debt	—	—	—	—	—	—	110,507	—	—	110,507
Net loss	—	—	—	—	—	—	—	(1,942,580)	—	(1,942,580)
Other comprehensive loss	—	—	—	—	—	—	—	—	27,442	27,442
BALANCE AT DECEMBER 31, 2022	9,780,976	$9,781	182,934,483	$182,934	—	$—	$23,678,396	$(24,337,973)	$(15,002)	$(481,864)
Sale of Common Stock	—	—	67,490,988	67,491	—	—	2,248,809	—	—	2,316,300
Common stock issued for services	—	—	516,255	516	—	—	18,600	—	—	19,116
Common stock issued to satisfy convertible debt	—	—	9,682,321	9,682	—	—	191,046	—	—	200,728
Common stock issued to officers for accrued salary	—	—	6,952,523	6,953			361,531			368,484
Stock issued for interest and fees	—	—	730,243	730	—	—	12,242	—	—	12,972
Return of shares in settlement of litigation	—	—	(266,634)	(267)			(10,372)			(10,639)
Imputed interest on related party loans	—	—	—	—	—	—	14,748	—	—	14,748
Derivative settled upon conversion of debt	—	—	—	—	—	—	261,442	—	—	261,442
Net loss	—	—	—	—	—	—	—	(3,433,318)	—	(3,433,318)
Other comprehensive loss	—	—	—	—	—	—	—	—	8,847	8,847
BALANCE AT December 31, 2023	9,780,976	$9,781	268,040,179	$268,039	—	$—	$26,776,442	$(27,771,291)	$(6,155)	$(723,184)

See accompanying notes to the consolidated financial statements.

Energy and Water Development Corp. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,433,318)	$(1,942,580)
Reconciliation of net loss to net cash used in operating activities
Common stock issued for commitment fee	—	80,000
Amortization of debt discount and deferred financing costs	208,053	93,986
Depreciation and amortization	95,554	18,252
Non-cash lease expense	43,942	—
Change in fair value of derivative liability and derivative expense	395,556	(234,654)
Loan on partial extinguishment of convertible debt	(22,728)	—
Common stock issued for services	19,116	268,099
Return of shares in settlement of litigation	(10,639)	—
Imputed interest on amounts owed to related parties	14,748	6,165
Bad debt expense	52,761	—
Loss on settlement	200,358	—
Foreign currency loss	12,758	76,737
Changes in operating assets and liabilities:
Accounts receivable, net	—	2,260
Inventory	5,660	(273,274)
Prepaid expenses and other current assets	(64,268)	90,524
Accounts payable and accrued expenses and deferred taxes	90,748	92,924
Due to related party	—	(97,341)
Operating lease liabilities, current and non-current	(43,942)	—
Due to officers	97,901	199,986
CASH USED IN OPERATING ACTIVITIES	(2,337,741)	(1,618,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(39,949)	(196,018)
NET CASH USED IN INVESTING ACTIVITIES	(39,949)	(196,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on convertible loans payable	153,000	178,000
Repayments of convertible loans payable	—	(150,000)
Proceeds from sale of stock	2,316,300	1,252,001
Payments of finance lease liabilities	(51,959)	—
CASH PROVIDED BY FINANCING ACTIVITIES	2,417,341	1,280,001

Effect of exchange rate changes on cash	(3,911)	(13,849)

Net change in cash	35,741	(548,782)

Cash, beginning of period	40,886	589,668

Cash, end of period	$76,627	$40,886

See accompanying notes to the consolidated financial statements.

Energy and Water Development Corp. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

	For the Year ended
	December 31,
	2023	2022

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,788	$67,940
Cash paid for taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for interest and fees	$12,972	$3,222
Reclassification of common stock subscriptions to common stock	$—	$1,170,095
Common shares issued for conversion of loans payable	$200,728	$50,000
Derivative liability discount	$81,530	$175,026
Derivative settled upon conversion of debt	$261,442	$110,507
Reclassification of equity to liability for derivatives	$—	$377,350
Additions of finance lease obligations	$119,089	$64,417

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

In September 2019, the Company changed its name to Energy and Water Development Corp. to more accurately reflect the Company’s purpose and business sector. The Company has registered its logo “EAWD” with the United States Patent and Trademark Office, the European Union Intellectual Property Office and the World Intellectual Property Organization (WIPO) to secure its corporate identity.

In order to effectively cater to its expanding operations within one of the EU’s most environmentally advanced nations, the Company has strategically established a branch for business operations in Germany, along with two wholly-owned German subsidiaries: Energy and Water Development Deutschland GmbH (“EAWD Deutschland”) and EAWD Logistik GmbH (“EAWD Logistik”). Moreover, recognizing the importance of regional market demands, the Company has also extended its presence to Mexico through a wholly-owned subsidiary called EAWD Mexico SAPI de CV, enhancing its capacity to address the needs of this area efficiently. This strategic positioning not only reflects the Company's commitment to environmental progress but also ensures an optimized response to evolving market requirements.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of EAWD. All intercompany transactions and balances have been eliminated in consolidation.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements of Energy and Water Development Corp. for the fiscal year ended December 31, 2023, have been omitted.

Foreign currency translation

The United States dollar (“USD”) is the Company’s reporting currency. The Company has a subsidiary located in Germany. The net sales generated, and the related expenses directly incurred from the operations, if any, are denominated in local currency, Euro (“Euro”). The functional currency of the subsidiary is generally the same as the local currency.

Assets and liabilities measured in Euros are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive loss in its balance sheets. Income and expense accounts are translated at the average exchange rate for the period. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. During the year ended December 31, 2023 the Company used a spot rate of 1.10 and an average rate of 1.08 when converting EURO to USD.

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

Cash

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has $76,627 and $40,886 cash at December 31, 2023 and 2022.

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

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. There were no deferred financing costs as of December 31, 2023. As of December 31, 2022, unamortized deferred financing costs was $6,663 which was netted against the related debt.

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

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, our derivative liabilities as of December 31, 2023 and December 31, 2022, were $376,941 and $184,025, respectively and measured on Level 3 inputs.

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

As of December 31, 2023 and 2022, the Corporation does not believe any uncertain tax positions exist that would result in the Corporation having a liability to the taxing authorities. The Corporation’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the statement of operations. The Corporation’s tax returns for the years ended 2012 through 2022 have been filed and are subject to examination by the federal and state tax authorities. The Corporation’s tax returns for the tax year ended 2023 have not been filed.

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

To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. During the years ended December 31, 2023 and 2022, the Company did not recognize any revenue.

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

As discussed more fully in Note 10, convertible note holders have the option of converting their loans into common shares subject to the terms and features offered by the specific convertible notes. Some note holders were also granted purchase options to purchase additional shares subject to the features of each purchase option. If the convertible note holders of unexercised convertible notes exercised their conversion feature and the additional purchase options, they would represent 0 and 8,317,828 in additional common shares at December 31, 2023 and 2022, respectively. The potential shares from both the conversion feature and the rights to purchase additional shares were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

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

Note 4. Going Concern

The Company has incurred operating losses since it began operations (December 2012) totaling $27,771,291 at December 31, 2023. During the year ended December 31, 2023, the Corporation incurred net losses of $3,433,318. The Company had a working capital deficit of $1,071,780 at December 31, 2023.

The Company’s ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business and availability to sufficient resources.

Management expects sales operations to continue to expand. If necessary, the Company will need to raise additional funds during 2024. Management of the Company intends to raise additional funds through the issuance of equity securities or debt, credit lines or advances from suppliers. The ability of the Company to continue as a going concern depends upon its ability to generate sales or obtain additional funding to finance operating losses until the Corporation is profitable.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 5. Accounts Receivable

At December 31, 2023 and 2022, accounts receivable was $0 and $52,761, respectively. EAWC-TV has an unpaid balance on the equipment of $52,761, which represents the majority of the balance of the Company’s outstanding accounts receivable as of December 31, 2022. Ralph Hofmeier owns 5% of the issued and outstanding stock of EAWC-TV and, other than the right to vote on issues presented to stockholders, he has no control over the management or operations of the company. The Company came into agreement with EAWC TV and wrote off the unpaid balance of $52,761 during the year ended December 31, 2023.

Note 6. Inventory

The components of inventory at December 31, 2023 and 2022, consisted of the following:

	December 31,	December 31,
	2023	2022
Work in progress	$451,986	$457,646
Inventory, net	$451,986	$457,646

Work In Progress only reflects the value of products in intermediate production stages and excludes the value of finished products being held as inventory in anticipation of future sales and raw materials not yet incorporated into an item for sale. Consisting of materials used for EAWD water generator, commercial solar panels supply, and materials used for construction of a charging station.

Note 7. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets at December 31, 2023 and 2022, consisted of the following:

	December 31, 2023	December 31, 2022
Prepayment on inventory not received	$1,467	$—
Miscellaneous prepaid expenses	116,740	140,676
Value added tax receivable	227,433	158,200
Security deposit	33,850	16,346
Prepaid expenses and other current assets	$379,490	$315,222

Note 8. Property and Equipment, Net

The components of property and equipment at December 31, 2023 and 2022, consisted of the following:

	December 31,	December 31,
	2023	2022
Office equipment	$14,077	$5,911
Furniture and fixtures	2,531	2,447
Financing lease equipment	66,614	64,417
Machinery and equipment	105,003	41,656
Automobile	153,804	149,787
Property and equipment, gross	342,029	264,218
Less: Accumulated depreciation	(112,666)	(18,551)
Property and equipment, net	$229,363	$245,667

Depreciation expense for the year ended December 31, 2023 and 2022 was $95,554 and $18,252, respectively, and is included in other general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

Note 9. Accounts Payable and Accrued Expenses

Significant components of accounts payable and accrued expenses at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022

Accrued expenses	$361,738	$241,960
Accounts payable	269,806	297,725
Accounts payable – related party	16,900	27,029
Accrued legal costs	345,729	349,726
Accrued salary and payroll taxes	1,195	134,152
Total	$995,368	$1,050,592

As of December 31, 2023 and 2022, the Company owed Virhtech Gmbh, a related party of the Company, $16,900 and $27,029, respectively, for services performed for the Company and is classified as accounts payable – related party on the consolidated balance sheets.

Note 10. Convertible Loans Payable

As of December 31, 2023, the Company had convertible loans payable balance of $193,000, net of discount, of $40,541 resulting in a total of $152,459.

As of December 31, 2022, the Company has convertible loans payable balance of $218,000, net of discount of $144,336 resulting in a total of $73,664.

During the year ended December 31, 2023, the Company issued one convertible loan in the aggregate amount of $153,000. The note bears interest at 8% per annum and all matured within one year. The conversion features in the note met the definition of a derivative and required bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $81,530 and was recorded as a discount of the notes.

During the year ended December 31, 2022, the Company issued one convertible loan in the aggregate amount of $178,000. The note bears interest at 8% per annum and all matured within one year. The conversion features in the note met the definition of a derivative and required bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $175,025 and was recorded as a discount of the notes. As December 31, 2023, the note is fully converted.

The convertible loans were issued in several different forms as discussed below.

Amount
Balance of notes payable, net on December 31, 2021	$176,703
Issuances of debt	178,000
Cash settlement of debt	(150,000)
Debt discount	(175,025)
Conversions	(50,000)
Amortization of debt discount	93,986
Balance of notes payable, net on December 31, 2022	$73,664
Issuances of debt	153,000
Cash settlement of debt	—
Debt discount	(256,555)
Conversions	(33,663)
Amortization of debt discount	216,013
Balance of notes payable, net on December 31, 2023	$152,459

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

Based on the various convertible notes described above, the fair value of applicable derivative liabilities on notes and change in fair value of derivative liability are as follows as of December 31, 2023 and 2022:

Total
Balance as of December 31, 2021	$354,160
Change Due to Issuances	175,026
Change due to exercise / redemptions	(110,507)
Change in fair value	(234,654)
Balance as of December 31, 2022	$184,025
Change Due to Issuances	81,530
Change due to exercise / redemptions	(261,442)
Change in fair value	372,828
Balance as of December 31, 2023	$376,941

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase that are categorized within Level 3 of the fair value hierarchy for the years ended December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Stock price	$0.02– 0.12	$0.04 – 0.19
Exercise price	$0.02 - 0.03	$0.02 - 0.10
Contractual term (in years)	0.49 – 1.00	0.68 – 1.00
Volatility (annual)	184% – 219%	140% – 1,313%
Risk-free rate	4.64% - 5.56%	0.51% - 4.73%

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

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability and derivative liabilities:

	Fair value measured at December 31, 2023
	Quoted	Significant
	prices in	other	Significant
	active markets	observable inputs	unobservable inputs	Fair value December 31,
	(Level 1)	(Level 2)	(Level 3)	2023
Derivative liability	$—	$—	$376,941	$376,941
Total	$—	$—	$376,941	$376,941

	Fair Value measured at December 31, 2022
	Quoted	Significant
	prices in	other	Significant
	active markets	observable inputs	unobservable inputs	Fair value at December 31,
	(Level 1)	(Level 2)	(Level 3)	2022
Derivative liability	$—	$—	$184,025	$184,025
Total	$—	$—	$184,025	$184,025

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

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2023 and 2022.

During the years ended December 31, 2023 and 2022, the Company recorded a loss of $395,556 and a gain of $234,654, respectively, from the change in fair value of derivative liability.

Note 11. Leases

Financing leases

The Company has entered into a finance lease agreement for heavy machinery. The Company’s financing lease does not provide an implicit rate that can be readily determined. Therefore, the Company uses discount rates based on the incremental borrowing rate of its most recent external debt of 8%.

The Company’s remaining lease term relating to its financing lease is 2.92 years, with a weighted-average discount rate of the 8.00%.

The Company incurred amortization expense for its financing lease of $19,078 and $1,299 during the years ended December 31, 2023 and 2022, respectively, which was included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2023 and 2022, the Company made cash lease payments of $19,078 and $1,522, respectively. At December 31, 2023 and 2022, the financing lease right-of-use asset was $66,613 and $64,416, respectively, and is included in property and equipment, net on the consolidated balance sheets, the current portion of financing lease liability was $16,045 and $14,327, respectively, and the operating lease liability, net of current portion was $34,570 and $48,946, respectively.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

Operating leases

In October 2023, the Company entered into a facility lease agreement with an unrelated party for an office and warehouse space located in Bargteheide, Germany. The monthly rental payments due, inclusive of taxes, are $15,356. The lease agreement is for a two-year term expiring September 30, 2025. The Company also entered into a vehicle lease in October 2023, with an unrelated party with monthly payments of €741 for a three-year term expiring in October 2026.

The Company’s operating leases do not provide an implicit rate that can be readily determined. Therefore, the Company uses discount rates based on the incremental borrowing rate of its most recent external debt of 8%.

The Company’s weighted-average remaining lease term relating to its operating leases is 1.84 years, with a weighted-average discount rate of the 8.00%.

The Company incurred lease expense for its operating leases of $106,079 and $47,612 during the years ended December 31, 2023 and 2022, respectively, which was included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2023 and 2022, the Company made cash lease payments of $106,079 and $47,612, respectively. At December 31, 2023 and 2022, the operating lease right-of-use asset was $287,334 and $62,113, respectively, the current portion of operating lease liability was $153,803 and $62,113, respectively, and the operating lease liability, net of current portion was $133,531 and $0, respectively.

The following table presents information about the future maturity of the lease liabilities under the Company’s operating and financing leases as of December 31, 2023.

Maturity of Lease Liabilities	Operating lease liabilities	Finance lease liability	Total Amount
2024	$171,074	$19,515	$190,589
2025	130,759	19,515	150,275
2026	8,179	17,889	26,068
2027	—	—	—
Total future minimum lease payments	310,013	56,918	366,931
Less: Imputed interest	(22,678)	(6,302)	(28,981)
Present value of lease liabilities	$287,334	$50,616	$337,950
Remaining lease term (in years)	1.84	2.92

Note 12. Related Party Transactions

Due to officers

Amounts due to officers as of December 31, 2023 and 2022 are comprised of the following:

	December 31,	December 31,
	2023	2022
Ralph Hofmeier:
Unsecured advances due to officer	$2,253	$56,400
Accrued salaries	148,985	86,265
Total due to Ralph Hofmeier	151,238	142,665

Irma Velazquez:
Unsecured advances due to officer	7,341	10,393
Accrued salaries	126,688	69,434
Total due to Irma Velazquez	134,029	79,827
Total amounts due to officers	$285,267	$222,492

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

The Company and EAWC-TV agreed as it had done in 2019, to clear the outstanding balances in the D/T/F EAWC-TV and the outstanding balance it carried in its accounts payable account for administrative services, which it did on December 26, 2020 which resulted in an additional down payment of $193,497. On September 1, 2023 EAWD and EAWC-TV entered into a settlement agreement whereby the unpaid balance on the equipment of $52,761 was written off in accordance with the Company’s intent to terminate the distribution agreement. As such, the Company’s outstanding accounts receivable balance on the accompanying consolidated balance sheets as of December 31, 2023 and 2022 were $0 and $52,761, respectively.

Virhtech Gmbh

As of December 31, 2023 and 2022, the Company owed Virhtech Gmbh, a related party of the Company, $16,900 and $27,029, respectively, for services performed for the Company and is classified as accounts payable – related party on the consolidated balance sheets.

Officer and investor deposits

On January 18, 2023, the Company issued 6,952,523 shares of the Company’s common stock to officers for accrued salaries payable valued at $168,126.

As of March 31, 2023, the Company received deposits in the amount of $310,700 for 13,674,000 common shares related to common stock subscriptions that were issued in May 2023.

Note 13. Shareholders’ Deficit

Preferred Stock

Authorized: 500,000,000 shares of voting preferred stock with a par value of $0.001. As of both December 31, 2023 and 2022, the Company had 9,780,976 shares of preferred stock issued and outstanding, respectively.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

Common Stock

Authorized: 1,000,000,000 shares of voting common stock with a par value of $0.001. As of December 31, 2023 and 2022, the Company had 268,040,179 and 182,934,483 shares of common stock outstanding, respectively.

During the year ended December 31, 2023, the Company engaged in the following equity events:

Sale of Common Stock and Subscriptions

From January 1, 2023 through March 31, 2023, the Company issued 375,000 shares of the Company’s common stock to investors for an aggregate purchase price of $37,500.

From January 1, 2023 through March 31, 2023, the Company sold 13,674,000 shares of the Company’s common stock to investors for an aggregate purchase price of $310,700, which were all issued in the second quarter of 2023.

From April 1, 2023 through June 30, 2023, the Company sold 8,940,000 shares of the Company’s common stock to investors for an aggregate purchase price of $194,300, of which 2,550,000 shares and 6,420,000 shares were issued in the third and fourth quarter of 2023, respectively.

From July 1, 2023 through September 30, 2023, the Company sold 23,791,000 shares of the Company’s common stock to investors for an aggregate purchase price of $807,800, of which 2,750,000 shares were issued during the third quarter of 2023 and the remaining 21,041,000 shares were issued during the fourth quarter of 2023

In October and November 2023, the Company sold 15,400,000 shares of common stock for $770,000.

Shares issued pursuant to ELOC

On January 26, 2022 the Company entered into a two-year equity line of credit (“ELOC”) with an investor to provide up to $5 million.

In the first quarter of 2023, the Company issued an additional 5,310,988 shares of the Company's common stock pursuant to the ELOC for an aggregate purchase price of $196,000.

Shares issued upon conversion of convertible debt

In the second quarter of 2023, the holder of our convertible debt elected to convert $93,000 in principal, $4,142 in accrued interest and $1,400 in other fees into 4,753,178 shares of common stock.

In the third quarter of 2023, the holder of our convertible debt elected to convert $35,000 in principal, $1,948 in accrued interest and $900 in other fees into 2,162,770 shares of common stock.

In the fourth quarter of 2023, the holder of our convertible debt elected to convert $50,000 in principal, $3,682 in accrued interest and $900 in other fees into 3,496,616 shares of common stock.

 Return of shares in settlement litigation

EAWD vs Packard and Co-Defendant Nick Norwood – Case number 18-031011 CA-01 Miami-Dade County Circuit Court. The Company is demanding the proof of payment for shares issued in 2008. The parties have entered into a settlement agreement whereby the Company agreed to pay the defendants $120,000 in return for the defendants’ surrender of an aggregate 266,634 shares of the Company’s common stock.

Shares issued for accrued salary

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

Shares issued for services

On October 6, 2023, the Company issued 56,975 shares of the Company’s common stock to a vendor for services valued at $5,000.

On November 11, 2023, the Company issued 459,279 shares of the Company’s common stock to a vendor for services valued at $15,000.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

During the year ended December 31, 2022, the Company engaged in the following equity events:

•	36,443,736 common shares issued for $36,444 for the sale of shares,
•	500,000 common shares were issued for $500 for a commitment fee,
•	1,574,546 common shares issued for $1,574 in marketing and consulting,
•	540,716 common shares were issued for $541 to convertible note holders in satisfaction of their notes, and
•	34,842 common shares were issued for $35 to pay interest and fees.

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

Effective as of August 4, 2022, Mr. Ralph M. Hofmeier has resigned as Chief Executive Officer and President of Energy and Water Development Corp. (the “Company”), and has been appointed as Chief Technology Officer of the Company. Mr. Hofmeier’s resignation is not a result of any disagreement with the Company or its independent auditors on any matter relating to the Company’s accounting, strategy, management, operations, policies, regulatory matters, or practices (financial or otherwise).

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

On August 4, 2022, per a board of directors’ resolution, the Company entered into employment agreements with its Chief Technology Officer, Mr. Ralph Hofmeier, and its Chief Executive Officer, Ms. Irma Velazquez (collectively the “2022 Employment Agreements”). Effective for the fiscal year ended December 31, 2022, under the 2022 Employment Agreements, the base salary will be $210,305 prorated for any partial period of employment and payable in arrears in accordance with the Company’s ordinary payroll policies and procedures. Additionally, in recognition of the employees past services, the Company shall pay each employee a lump sum cash signing bonus of $29,164, less payroll deductions and withholdings, and each individual will be eligible to receive a yearly bonus based on yearly profitability. Additionally, if certain performance milestones are met, each employee will be granted options to purchase shares of the Company’s common stock. No options had been granted as of December 31, 2023. Any Increase to the annual base is subject to approval by the Company’s Board of Directors. The 2022 Employment Agreements each have an indefinite term.

Leases

Our registered office is located at 7901 4th Street N STE #4174, St. Petersburg, Florida 33702. Our telephone number is +1 (727) 677-9408. Office services are contracted for on a month-to-month basis in this Address.

Our operations in Germany are located at the office address otto-Hahn-Strasse 8 – 22941 Bargteheide, Germany. Our Telephone number is +49 45 3299 19500. The Company signed a lease agreement for two years effective in October 2023.

Our office in Mexico is located in SM6 M1 L1 Piso 5 Corporativo Malecon Americas Sm6aF Cancun Quintana Roo. Cp. 77503, Mexico. Office services are contracted for on a month-to-month basis in this Address.

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

Litigation

EAWD vs Nerve Smart Systems ApS (“Nerve”) – Case number BS-15264/2022– The Court of Roskilde, Denmark. On April 2022, the Company filed a claim against Nerve demanding the return of the amounts paid by the Company for a Battery Energy Storage System that was never delivered by Nerve to the Company, and therefore Nerve did not meet the requirements and specifications of the contract with the Company. The Company is confident there will be a positive outcome in this case. This matter is not expected to be resolved prior to 2024 due to the long waiting times of the Danish court System.

Note 15. Income Taxes

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The Company did not have an income tax provision or benefit for the years ended December 31, 2023 and 2022. The Company has incurred losses and therefore has provided a full valuation against net deferred tax assets as of December 31, 2023 and 2022.

Energy and Water Development Corp. and Subsidiary Notes to Consolidated Financial Statements

The items accounting for the difference between U.S. and foreign income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2023 and 2022 were as follows:

	December 31,	December 31,
	2023	2022
Income tax benefit at U.S. statutory rate of 21%
Net operating loss – U.S. – federal	$(720,896)	$(169,906)
State income tax net of Federal benefits – U.S.	(63,401)	(35,154)
Non-deductible expenses – U.S.	165,611	54,953
Net operating loss - foreign	(2,438)	(249,864)
Temporary differences	—	(762,687)
Change in valuation allowance – U.S.	377,280	912,794
Change in valuation allowance – foreign	243,844	249,864

Total provision for income tax – U.S. and foreign	$—	$—

The Company’s approximate net U.S. and foreign deferred tax assets as of December 31, 2023 and 2022 were as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets
Book to tax difference – fixed assets	$402,131	$506,826
Stock based compensation	583	—
Right of use asset	(72,825)	—
Operating lease liability	72,825	—
Net operating loss carry forward – U.S.	3,278,131	2,796,738
Net operating loss carry forward – foreign	572,887	329,043

Total deferred tax assets – U.S. and foreign	4,253,732	3,632,607
Valuation allowance – U.S. and foreign	(4,253,732)	(3,632,607)

Net deferred tax assets	$—	$—

Net operating loss carry-forwards for U.S. federal and state in the amount of approximately $13.0 million, and for foreign of $2.6 million, will expire beginning December 31, 2033.

The net change in the valuation allowance for the years ended December 31, 2023 and 2022 was an increase of $377,280 and $912,794, respectively. The valuation allowance increased as a result of losses in the current period. The net change in the foreign valuation allowance for the years ended December 31, 2023 and 2022 was an increase of $243,844 and $249,864 respectively. The valuation allowance increased as a result of losses in the current period.

The Company subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions. The Company’s federal and state tax returns for the previous three years remain open for audit. With respect to material non-U.S. jurisdictions in which we operate, we have open tax years ranging from 2 to 10 years.

Note 16. Subsequent Events

Since January 12, 2024, the date the Company filed its Quarterly Report on Form 10-Q for the quarter ended September 31, 2023, the Company has engaged in the following equity events:

On January 17, 2024, the Company issued 7,913,836 shares of common stock to GS Capital Partners, LLC for conversion of $75,000 of principal, $3,238.36 of accrued interest and $900 in other fees on the convertible loan payable.

On February 5, 2024, the Company issued 700,000 shares of the Company’s common stock to investors for an aggregate purchase price of $15,000.

On February 7, 2024, the Company issued 1,041,667 shares of the Company’s common stock to investors for an aggregate purchase price of $25,000.

On February 15, 2024, the Company entered into a convertible note agreement with Geebis Consulting LLC, in which the Company received $150,000 cash proceeds. The notes bear interest at a rate of 8% per annum and are set to mature in August 2024.

On March 25, 2024, the Company issued 1,400,000 and 600,000 shares of the Company’s common stock to investors for an aggregate purchase price of $70,000 and 30,000, respectively, pending signature of the investors.

On March 7, 2024, the Company entered into a convertible note agreement with 1800 Diagonal Lending LLC, in which the Company received $126,000 cash proceeds. The notes bear interest at a rate of 12% per annum and are set to mature in December 2024.

