Form 10-Q
period 2024-03-31
Energy & Water Development Corp
filed 2024-06-28
CIK 1563298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-056030

ENERGY AND WATER DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)

Florida	30-0781375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7901 4th St. N, STE #4174, St. Petersburg, FL	33702
(Address of principal executive offices)	(Zip Code)

727-677-9408
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 25, 2024, there were 280,945,682 shares of common stock of the registrant issued and outstanding.

ENERGY AND WATER DEVELOPMENT CORP.

Quarterly Report on Form 10-Q

 Period Ended March 31, 2024

1

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$50,506	$76,627
Inventory	460,922	451,986
Prepaid expenses and other current assets	374,518	379,490
TOTAL CURRENT ASSETS	885,946	908,103

Property and equipment, net	211,605	229,363
Operating lease right-of-use assets	244,516	287,334
TOTAL ASSETS	$1,342,067	$1,424,800

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,127,220	$978,468
Accounts payable - related party	16,900	16,900
Convertible loan payables, net of discount	134,818	152,459
Due to officers	354,148	285,267
Derivative liability	186,973	376,941
Current portion of operating lease liability	153,255	153,803
Current portion of financing lease liability	16,005	16,045
Loans payable	127,917	—
TOTAL CURRENT LIABILITIES	2,117,236	1,979,883

Financing lease liability, net of current portion	29,681	34,570
Operating lease liability, net of current portion	91,261	133,531
TOTAL LIABILITIES	2,238,178	2,147,984

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, par value $0.001 per share; 50,000,000 shares authorized, 9,780,976 shares issued and outstanding at March 31, 2024 and December 31, 2023	9,781	9,781
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized, 277,695,682 and 268,040,179 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	277,696	268,040
Common stock subscriptions liability; 2,000,000 and 0 shares as of March 31, 2024 and December 31, 2023, respectively	100,000	—
Additional paid in capital	27,507,092	26,776,441
Accumulated deficit	(28,755,111)	(27,771,291)
Accumulated other comprehensive loss	(35,568)	(6,155)
TOTAL STOCKHOLDERS’ DEFICIT	(896,111)	(723,184)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,342,067	$1,424,800

See accompanying notes to the condensed consolidated financial statements

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
REVENUE	$—	$—
COST OF EQUIPMENT SOLD	—	—
GROSS PROFIT	—	—

GENERAL AND ADMINISTRATIVE EXPENSES
Professional fees	158,883	132,576
Officers’ salaries and payroll taxes	98,683	136,633
Marketing fees	10,814	14,996
Travel and entertainment	2,923	5,527
Other general and administrative expenses	344,892	215,449
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	616,195	505,181

LOSS FROM OPERATIONS	(616,195)	(505,181)

OTHER INCOME (EXPENSE)
Change in fair value of derivative	(188,019)	30,593
Other income (expense)	(1,918)	8,392
Loss on settlement of liabilities	—	(196,159)
Interest expense	(177,688)	(47,671)
TOTAL OTHER INCOME (EXPENSE)	(367,625)	(204,845)

LOSS BEFORE INCOME TAXES	(938,820)	(710,026)
INCOME TAX BENEFIT (EXPENSE)	—	—
NET LOSS	$(938,820)	$(710,026)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(29,413)	(5,618)
TOTAL OTHER COMPREHENSIVE LOSS	(29,413)	(5,618)
COMPREHENSIVE LOSS	$(1,013,233)	$(715,644)

Net loss per common share - Basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - Basic and diluted	275,111,870	192,887,042

See accompanying notes to the condensed consolidated financial statements

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock Subscriptions		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Deficit
Balance at December 31, 2022	9,780,796	$9,781	182,934,483	$182,934	—	$—	$23,678,396	$(24,337,973)	$(15,002)	$(481,864)
Sale of common stock	—	—	5,685,988	5,686	13,674,000	310,700	227,814	—	—	544,200
Common stock issued to officers for- accrued salary	—	—	6,952,523	6,953	—	—	357,332	—	—	364,285
Imputed interest on related party loans	—	—	—	—	—	—	3,305	—	—	3,305
Net loss	—	—	—	—	—	—	—	(710,026)	—	(710,026)
Other comprehensive loss	—	—	—	—	—	—	—	—	(5,618)	(5,618)
Balance at March 31, 2023	9,780,796	$9,781	195,572,994	$195,573	13,674,000	$310,700	$24,266,847	$(25,047,999)	$(20,620)	$(285,718)

	Preferred Stock		Common Stock		Common Stock Subscriptions		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Deficit
Balance at December 31, 2023	9,780,796	$9,781	268,040,179	$268,039	—	$—	$26,776,442	$(27,771,291)	$(6,155)	$(723,184)
Sale of common stock	—	—	1,741,667	1,742	2,000,000	100,000	38,258	—	—	140,000
Common stock issued to satisfy convertible debt	—	—	7,500,000	7,500	—	—	67,500	—	—	75,000
Common stock issued for interest and fees	—	—	413,836	414	—	—	3,723	—	—	4,137
Derivative settled upon conversion of debt	—	—	—	—	—	—	621,169	—	—	621,169
Net loss	—	—	—	—	—	—	—	(983,820)	—	(983,820)
Other comprehensive loss	—	—	—	—	—	—	—	—	(29,413)	(29,413)
Balance at March 31, 2024	9,780,796	$9,781	277,695,682	$277,695	2,000,000	$100,000	$27,507,092	$(28,755,111)	$(35,568)	$(896,111)

See accompanying notes to the condensed consolidated financial statements

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(983,820)	$(710,026)
Reconciliation of net loss to net cash used in operating activities
Amortization of debt discount and deferred financing costs	59,275	43,157
Depreciation expense	23,543	19,402
Non-cash lease expense	42,818	23,357
Change in fair value of derivative liability	188,019	(30,593)
Imputed interest on related party loans	—	3,305
Loss on settlement of liabilities	—	196,159
Loss on partial extinguishment of convertible debt	95,404	—
Foreign currency loss	(1,205)	—
Changes in operating assets and liabilities:
Inventory	(8,936)	(9,881)
Prepaid expenses and other current assets	4,972	14,485
Operating lease liabilities, current and non-current	(42,818)	(22,754)
Accounts payable and accrued expenses	148,752	19,777
Due to related party	—	(3,000)
Due to officers	68,881	64,010
NET CASH USED IN OPERATING ACTIVITIES	(405,116)	(392,602)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,785)	—
NET CASH USED IN INVESTING ACTIVITIES	(5,785)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of finance leases	(4,929)	(2,791)
Proceeds from convertible notes	150,000	—
Proceeds from sale of common stock	40,000	233,500
Proceeds from common stock subscriptions	100,000	310,700
Proceeds from promissory notes	127,917	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	412,988	541,409

Effect of exchange rate changes on cash	(28,208)	(45,252)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(26,121)	103,555

CASH AND CASH EQUIVALENTS
Beginning of the period	76,627	40,886
End of the period	$50,506	$144,441

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$—	$451

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of common stock subscription liability to common stock subscriptions	$—	$310,700
Common shares issued for interest and fees	$4,138	$—
Common shares issued for conversion of loans payable	$75,000	$—
Derivative liability discount	$133,182	$—
Derivative settled upon conversion of debt	$621,169	$—

See accompanying notes to the condensed consolidated financial statements

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Incorporation and Nature of Operations

Energy and Water Development Corp. (the “Company”) was originally incorporated as a Delaware corporation named Wealthhound.com, Inc. in 2000 and was converted to a Florida corporation under the name Eagle International Holdings Group Inc. on December 14, 2007.

On March 10, 2008, the Company changed its name to Eurosport Active World Corporation and on March 17, 2008, the Company entered into an Agreement and Plan of Acquisition (the “Acquisition Agreement”) with Inko Sport America, LLC (“ISA”), a privately-held Florida limited liability company wherein all of the certified owners of ISA exchanged their ownership interests in ISA for shares of the Company. In connection with the closing of the Acquisition Agreement, the Company adopted ISA’s business plan. This transaction was accounted for as a recapitalization effected by a share exchange, wherein ISA was considered the acquirer for accounting and financial reporting purposes. ISA was administratively dissolved in September 2010. In September 2019, the Company changed its name to Energy and Water Development Corp. to more accurately reflect the Company’s purpose and business sector.

In order to effectively cater to its expanding operations within one of the EU’s most environmentally advanced nations, the Company has strategically established a branch for business operations in Germany, along with two wholly-owned German subsidiaries: Energy and Water Development Deutschland GmbH (“EAWD Deutschland”) and EAWD Logistik GmbH (“EAWD Logistik”). Moreover, recognizing the importance of regional market demands, the Company has also extended its presence to Mexico through a wholly-owned subsidiary called EAWD Mexico SAPI de CV (“EAWD Mexico”), enhancing its capacity to address the needs of this area efficiently. This strategic positioning not only reflects the Company's commitment to environmental progress but also ensures an optimized response to evolving market requirements.

Note 2. Basis of Presentation and Other Information

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

Cash

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has $50,506 and $76,627 cash at March 31, 2024 and December 31, 2023.

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

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. There were no deferred financing costs as of March 31, 2024 and December 31, 2023.

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

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, our derivative liabilities as of March 31, 2024 and December 31, 2023, were $186,973 and $376,941, respectively and measured on Level 3 inputs.

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

Note 3. Recently Issued Accounting Standards

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). The Company has evaluated all recent accounting pronouncements and determined that the adoption of pronouncements applicable to the Company has not had or is not expected to have a material impact on the Company’s condensed consolidated financial statements.

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Going Concern

The Company has incurred operating losses since it began operations (December 2012) totaling $28,755,111 at March 31, 2024. During the three months ended March 31, 2024, the Company incurred net losses of $983,820 . The Company had a working capital deficit of $1,231,290 at March 31, 2024.

The Company’s ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The timing and amount of actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of the Company’s business and availability to sufficient resources.

Management is working to conclude the sales in Germany and in other regions of the world relating to previously approved proposals, which would bring a growing revenue. Management plans to expand sales operations by greater market penetration of the agricultural, industrial and community development markets with the Company’s innovative water and energy generation solutions. Management also plans to raise additional funds during 2024 through the issuance of equity securities, from deposits related to customer purchase orders, and, if necessary, loans from management and third-party lenders. Management also plans to reduce expenses by centralizing the Company’s assembly, logistics and administrative operations into a larger, self-sufficient, off-grid location that will be able to house the storage of supplies and inventory, as well as provide space for assembly and administrative operations. The Company is also planning to acquire our its electric vehicles to reduce its supply transportation costs.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 5. Accounts Receivable

At March 31, 2024 and December 31, 2023, accounts receivable was $0.

Note 6. Inventory

The components of inventory at March 31, 2024 and December 31, 2023, consisted of the following:

	March 31, 2024	December 31, 2023
Work in progress	$460,922	$451,986
Inventory, net	$460,922	$451,986

Work in progress only reflects the value of products in intermediate production stages and excludes the value of finished products being held as inventory in anticipation of future sales and raw materials not yet incorporated into an item for sale. Work in progress consists of materials used for water generators, commercial solar panels supply, and materials used for the construction of a charging station.

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Prepayment on inventory not received	$1,430	$1,467
Miscellaneous prepaid expenses	86,302	116,740
Value added tax receivable	238,130	227,433
Security deposit	33,019	33,850
Prepaid rent	15,637	—
Prepaid expenses and other current assets	$374,518	$379,490

Note 8. Property and Equipment, Net

The components of property and equipment at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Office equipment	$17,481	$14,077
Furniture and fixtures	11,423	2,531
Financing lease equipment	65,135	66,614
Machinery and equipment	102,673	105,003
Automobile	151,101	153,804
Property and equipment, gross	347,813	342,029
Less: Accumulated depreciation	(136,208)	(112,666)
Property and equipment, net	$211,605	$229,363

Depreciation expense for the three months ended March 31, 2024 and 2023 was $21,584 and $19,402, respectively, and is included in other general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Note 9. Accounts Payable and Accrued Expenses

Significant components of accounts payable and accrued expenses at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Accrued expenses	$470,870	$361,738
Accounts payable	307,950	269,806
Accrued legal costs	346,992	345,729
Accrued salary and payroll taxes	1,408	1,195
Total	$1,127,220	$978,468

As of March 31, 2024 and December 31, 2023, the Company owed Virhtech Gmbh, a related party of the Company, $16,900 and $16,900, respectively, for services performed for the Company and is classified as accounts payable - related party on the consolidated balance sheets.

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Accounts Payable – Related Party

Significant components of accounts payable – related party at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Accounts payable - related party	16,900	16,900
Total	$16,900	$16,900

As of March 31, 2024 and December 31, 2023, the Company owed Virhtech Gmbh, a related party of the Company, $16,900 and $16,900, respectively, for services performed for the Company and is classified as accounts payable - related party on the consolidated balance sheets.

Note 11. Convertible Loans Payable

As of March 31, 2024 and December 31, 2023, the Company had convertible loans payable, net of discount, of $134,817   and $152,459, respectively.

On February 15, 2024  , the Company issued an 8% convertible redeemable note in the principal amount of $150,000 to Geebis Consulting LLC. This note bears interest at a rate of 8% per annum and all principal and interest is due on August 15, 2024. Upon an event of default (as defined in the note), the interest rate shall increase to 24% per annum and certain other penalties may apply depending on the reason for the default. This note may be prepaid upon the payment of certain prepayment premiums. This note is convertible only after the maturity date at a fix conversion price of $0.04; provided that if the closing price of the Company’s common stock is below $0.03 for the five consecutive trading days prior to conversion, then the conversion price shall be equal to the lower of $0.01 or 70% of the lowest closing price for the twenty prior trading days. This note is unsecured and contains customary events of default for a loan of this type.   The Company received a default notice from Geebis Consulting LLC, but it was not executed.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 26, 2024. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Amount
Balance of notes payable, net on December 31, 2023	$152,459
Issuances of debt	150,000
Cash settlement of debt	—
Debt discount	(150,000)
Conversions	(75,000)
Amortization of debt discount	57,359
Balance of notes payable, net on March 31, 2024	$134,817

Derivative Liabilities

The Company issued debt that consists of the issuance of convertible notes with variable conversion provisions as described above. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. Accordingly, the number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debentures and warrants are included in the value of the derivative liabilities. Pursuant to ASC 815-15, “Embedded Derivatives,” the fair values of the variable convertible notes and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period.

Based on the various convertible notes described above, the fair value of applicable derivative liabilities on notes and change in fair value of derivative liability are as follows as of March 31, 2024 and December 31, 2023:

Total
Balance as of December 31, 2022	$184,025
Change due to issuances	81,530
Change due to conversion/redemptions	(261,442)
Change in fair value	372,828
Balance as of December 31, 2023	376,941
Change due to issuances	243,180
Change due to conversion/redemptions	(621,168)
Change in fair value	188,020
Balance as of March 31, 2024	$186,973

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the periods ended March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
Stock price	$0.04 – 0.09	$0.02 – 0.12
Exercise price	$0.01 – 0.04	$0.02 – 0.03
Contractual term (in years)	0.45 – 0.50	0.49 – 1.00
Volatility (annual)	179% – 218%	184% – 219%
Risk-free rate	5.18% – 5.46%	4.64% – 5.56%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under derivative liability:

	Fair Value Measured at March 31, 2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value March 31, 2024
Derivative liability	$—	$—	$186,973	$186,973
Total	$—	$—	$186,973	$186,973

	Fair Value Measured at December 31, 2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value December 31, 2023
Derivative liability	$—	$—	$376,941	$376,941
Total	$—	$—	$376,941	$376,941

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2024 and 2023.

During the three months ended March 31, 2024 and 2023, the Company recorded a gain of $188,020 and a gain of $30,593, respectively, from the change in fair value of derivative liability.

Note 12. Leases

Financing Leases

The Company has entered into a finance lease agreement for heavy machinery. The Company’s financing lease does not provide an implicit rate that can be readily determined. Therefore, the Company uses discount rates based on the incremental borrowing rate of its most recent external debt of 8%.

The Company’s remaining lease term relating to its financing lease is 2.67 years, with a weighted-average discount rate of 8%.

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company incurred amortization expense for its financing lease of $4,097 and $3,255 during the three months ended March 31, 2024 and 2023, respectively, which was included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2024 and 2023, the Company made cash lease payments of $4,800 and $4,768, respectively. At March 31, 2024 and December 31, 2023, the financing lease right-of-use asset was $65,135 and $66,613, respectively, which is included in property and equipment, net, on the condensed consolidated balance sheets. At March 31, 2024 and December 31, 2023, the current portion of financing lease liability was $16,005 and $16,045, respectively, and the operating lease liability, net of current portion, was $29,681 and $34,570, respectively.

Operating Leases

In October 2023, the Company entered into a facility lease agreement with an unrelated party for an office and warehouse space located in Bargteheide, Germany. The monthly rental payments due, inclusive of taxes, are $15,356. The lease agreement is for a two-year term expiring on September 30, 2025. The Company also entered into a vehicle lease in October 2023 with an unrelated party with monthly payments of €741 for a three-year term expiring in October 2026.

The Company’s operating leases do not provide an implicit rate that can be readily determined. Therefore, the Company uses discount rates based on the incremental borrowing rate of its most recent external debt of 8%.

The Company’s weighted-average remaining lease term relating to its operating leases is 1.60 years, with a weighted-average discount rate of 8%.

The Company incurred lease expense for its operating leases of $52,180 and $24,932 during the three months ended March 31, 2024 and 2023, respectively, which was included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2024 and 2023, the Company made cash lease payments of $52,180 and $24,932, respectively. At March 31, 2024 and December 31, 2023, the operating lease right-of-use asset was $244,516 and $287,334, respectively, the current portion of operating lease liability was $153,255 and $153,803, respectively, and the operating lease liability, net of current portion, was $91,261 and $133,531, respectively.

The following table presents information about the future maturity of the lease liabilities under the Company’s operating and financing leases as of March 31, 2024.

Maturities of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities	Total Amount
2024 (remainder of year)	$158,027	$19,082	$177,109
2025	88,438	19,082	107,520
2026	5,598	12,720	18,318
Total future minimum lease payments	252,063	50,884	302,947
Less: Imputed interest	(7,547)	(5,198)	(12,745)
Present value of lease liabilities	$244,516	$45,686	$290,202
Remaining lease term (in years)	1.60	2.67

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 13. Loans Payable

On March 7, 2024, the Company issued a promissory note to 1800 Diagonal Lending LLC in the principal amount of $147,775, which included an original issue discount of $19,275. This note includes a one-time interest charge of 12% applied on the issuance date to the principal amount, requires monthly payments commencing on September 15, 2024, and is due on December 15, 2024. This note is convertible only upon an event of default at a conversion price equal to 75% of the lowest trading price of the Company’s common stock during the ten trading days prior to conversion. This note is unsecured and contains customary events of default for a loan of this type.

We note that there was a loan outstanding at March 31, 2024. We need a narrative similar to above for all outstanding notes during the periods covered.

Amount
Balance of loans payable, net on December 31, 2023	$—
Reclass to promissory note payable	147,775
Cash settlement of debt	—
Debt discount	(21,775)
Amortization of debt discount	1,917
Balance of loan payable, net on March 31, 2024	$127,917

Note 14. Related Party Transactions

Due to Officers

Amounts due to officers as of March 31, 2024 and December 31, 2023 are comprised of the following:

	March 31, 2024	December 31, 2023
Ralph Hofmeier:
Unsecured advances due to officer	$9,087	$2,253
Accrued salaries	169,588	148,985
Total due to Ralph Hofmeier	178,675	151,238

Irma Velazquez:
Unsecured advances due to officer	45,635	7,341
Accrued salaries	129,778	126,688
Total due to Irma Velazquez	175,413	134,029

Aartin antonio del signo portill a	60	—
Total amounts due to officers	$354,148	$285,267

Unsecured advances due to officers represent unreimbursed expenses paid by the officers on behalf of the Company. These advances are unsecured, non-interest bearing and are due on demand.

Officer Compensation

Accrued salaries represent amounts accrued in accordance with the employment agreements for Mr. Hofmeier, the Company’s Chief Technology Officer and Chairman of the Board, and Ms. Velazquez, the Company’s Chief Executive Officer and Vice-Chairman of the Board. Mr. Hofmeier and Ms. Velazquez are also significant stockholders.

Virhtech Gmbh

As of March 31, 2024 and December 31, 2023, the Company owed Virhtech Gmbh, a related party of the Company, $16,900 and $16,900, respectively, for services performed for the Company and is classified as accounts payable - related party on the condensed consolidated balance sheets.

Officer and Investor Deposits

On January 18, 2023, the Company issued 6,952,523 shares of common stock to officers for accrued salaries payable valued at $168,126.

For the three months ended March 31, 2024, the Company received deposits in the amount of $100,000 for 2,000,000 shares of common stock related to common stock subscriptions that were issued in May 2024.

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 15. Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 500,000,000 shares of preferred stock, $0.001 par value, of which 50,000,000 shares have been designated as series A preferred stock. As of March 31, 2024 and December 31, 2023, there were 9,780,976 shares of series A preferred stock issued and outstanding. The following is a description of the rights and preferences of the series A preferred stock.

Dividend Rights. Upon the declaration of any dividends on the common stock, the series A preferred stock shall be treated pari passu with common stock, except that the dividend on each share of series A preferred stock shall be equal to the amount of the dividend declared and paid on each share of common stock multiplied by the conversion rate then in effect.

Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the series A preferred stock shall be treated pari passu with the common stock, except that the payment on each share of series A preferred stock shall be equal to the amount of the payment on each share of common stock multiplied by the conversion rate then in effect.

Voting Rights. On any matter presented to stockholders for their action or consideration, each holder of outstanding shares of series A preferred stock shall be entitled to cast the number of votes equal to the number of shares of series A preferred stock held by such holder as of the record date for determining stockholders entitled to vote on such matter multiplied by the conversion rate then in effect. Except as provided by law or by the other provisions of the Company’s amended and restated articles of incorporation, holders of series A preferred stock shall vote together with the holders of common stock as a single class. In addition, so long as any share of series A preferred stock is outstanding, the Company shall not, without the written consent or affirmative vote of the holders of at least sixty-five percent (65%) of the then outstanding shares of series A preferred stock:

(a)	liquidate, dissolve or wind-up the business and affairs of the Company, or effect any merger or consolidation, or consent to any of the foregoing;
(b)	amend, alter or repeal any provision of the Company’s amended and restated articles of incorporation or bylaws in a manner that adversely affects the powers, preferences or rights of the series A preferred stock;
(c)	create, or authorize the creation of, or issue any additional class or series of capital stock, or increase the authorized number of shares of any class or series of capital stock, unless the same ranks junior to the series A preferred stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends and rights upon a redemption;
(d)	reclassify, alter or amend any existing security that is pari passu with or junior to the series A preferred stock in respect of the distribution of assets on the liquidation, dissolution or winding up the Company, the payment of dividends or rights upon a redemption if such reclassification, alteration or amendment would render such other security senior to or pari passu with the series A preferred stock in respect of any such right, preference or privilege;
(e)	purchase or redeem (or permit any subsidiary to purchase or redeem), or pay or declare any dividend or make any distribution on, any shares of capital stock other than (i) redemptions of or dividends or distributions on the series A preferred stock as expressly authorized in the amended and restated articles of incorporation; (ii) dividends or other distributions payable on the common stock solely in the form of additional shares of common stock; (iii) repurchases of stock from former employees, officers, directors, consultants or other persons who performed services for the Company or any subsidiary in connection with the cessation of such employment or service at the lower of the original purchase price or the then-current fair market value thereof; or (iv) as approved by the board of directors; or
(f)	create, or authorize the creation of, or issue, or authorize the issuance of any debt security, or permit any subsidiary to take any such action with respect to any debt security, if the aggregate indebtedness of the Company and its subsidiaries for borrowed money following such action would exceed long-term debt, including all lines of credit on the balance sheet of the Company on filing date of the Company’s amended and restated articles of incorporation, other than equipment leases or bank lines of credit, unless such debt security has received the prior approval of the board of directors.

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Conversion Rights. Each share of series A preferred stock is convertible, at the option of the holder thereof, at any time and from time to time, into such number of shares of common stock as is determined by multiplying the number of shares of series A preferred stock held by such holder by the conversion rate in effect at the time of conversion. In addition, upon either (i) the closing of the sale of shares common stock to the public in a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $25 million of proceeds or (ii) the date and time, or the occurrence of an event, specified by the vote or written consent of the holders of at least sixty five percent (65%) of the then outstanding shares of series A preferred stock, all outstanding shares of series A preferred stock shall automatically be converted into shares of common stock at the conversion rate in effect at the time of conversion. The conversion rate is currently five (5) shares of common stock for each share of series A preferred stock, which is subject to standards adjustments for any stock splits, stock dividends, recapitalizations, reclassifications, mergers, consolidations or similar events.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock, $0.001 par value. As of March 31, 2024 and December 31, 2023, there were 277,695,682 and 268,040,179 shares of common stock outstanding, respectively.

During the three months ended March 31, 2024, the Company engaged in the following equity events:

•	On March 7, 2024, the Company issued 1,041,667 shares of common stock to William Z. Richardson III at a per share price of $0.024.
•	On February 13, 2024, the Company issued 700,000 shares of common stock to Troy L. Webb at a per share price of $0.021.
•	On January 17, 2024, the Company completed a conversion of a convertible note in the principal amount of $75,000 along with $3,238 in interest and $900 in other fees for a 7,913,836 shares of common stock.

During the three months ended March 31, 2023, the Company engaged in the following equity events:

•	On January 18, 2023, the Company issued 6,250,000 shares of common stock to Gary Rodney at a per share price of $0.02 in full satisfaction of all accrued but unpaid amounts payable for services as interim chief financial officer pursuant to a consulting agreement by and between InfoQuest Technology, Inc. and the Company, dated June 2, 2021. The Company recognized a loss of $194,050 related to the settlement that is included in other income (expense) on the accompanying condensed consolidated condensed statement of operations and comprehensive loss.
•	On January 18, 2023, the Company issued 702,523 shares of common stock to Ralph Hofmeier, the Company’s Chief Technology Officer and Chairman of the Board, at a per share price of $0.05 in full satisfaction of all accrued but unpaid amounts payable pursuant to his employment agreement. The Company recognized a loss of $2,109 related to the settlement that is included in other income (expense) on the accompanying condensed consolidated condensed statement of operations and comprehensive loss.
•	On January 26, 2022, the Company entered into a two-year equity line of credit with an investor to provide up to $5 million. On [*], 2023, the Company issued an additional 5,310,988 shares of common stock pursuant to this equity line of credit for a purchase price of $196,000.
•	During the three months ended March 31, 2023, the Company issued an aggregate of 375,000 shares of common stock to investors for an aggregate purchase price of $37,500.

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 16. Commitments and Contingencies

Employment Agreements

On August 4, 2022, the Company entered into employment agreements with its Chief Technology Officer and Chairman of the Board, Ralph Hofmeier, and its Chief Executive Officer and Vice-Chairman of the Board, Irma Velazquez. Under the employment agreements, the employees are entitled to a base salary of $210,305 payable in arrears in accordance with the Company’s ordinary payroll policies and procedures. Additionally, in recognition of the employees’ past services, the Company agreed to pay each employee a lump sum cash signing bonus of $29,164, less payroll deductions and withholdings, and each individual will be eligible to receive a yearly bonus based on yearly profitability. Additionally, if certain performance milestones are met, each employee will be granted options to purchase shares of common stock. No options had been granted as of March 31, 2024. Any increase to the annual base salary is subject to approval by the Company’s board of directors. The employment agreements have indefinite terms.

Litigation

From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of its business. While the outcome and impact of currently pending legal proceedings cannot be predicted with certainty, the Company’s management and legal counsel believe that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on its operating results, financial position or cash flows.

Note 17. Subsequent Events

The Company has evaluated its operations subsequent to March 31, 2024 to the date these condensed consolidated financial statements were available to be issued and determined the following subsequent events and transactions required disclosure in these condensed consolidated financial statements.

On May 14, 2024, the Company issued an aggregate of 2,025,000 shares of common stock to Dale Johnson III at a per share price of $0.01.

On May 14, 2024, the Company issued an aggregate of 1,225,000 shares of common stock to Michael Henry Erbes at a per share price of $0.01.

On April 16, 2024, the Company received a default notice from 1800 Diagonal Lending LLC (See Note 13) requiring the immediate payment (as provided in the note) of a sum representing 160% of the remaining outstanding principal balance, together with accrued interest and default interest as provided for in the note.

On June 18, 2024, the Company formally dissolved its subsidiary EAWD Logistik. The decision to dissolve EAWD Logistik was driven by strategic realignment of the Company’s operations in Germany. After a thorough review, management determined that dissolving the subsidiary would better align with the Company’s long-term strategic goals and enhance overall operational efficiency.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following financial information is derived from our financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and “our company” are to Energy and Water Development Corp., a Florida corporation, and its consolidated subsidiaries.

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our plans and expectations regarding future financial results, expected operating results;
•	the sufficiency of our cash and our liquidity;
•	market trends in our industry, energy markets, commodity prices, interest rates, the debt and lending markets, or the general economy;
•	development of new products and improvements to our existing products;
•	our manufacturing capacity and manufacturing costs;
•	the adequacy of our agreements with our suppliers;
•	our ability to obtain and maintain financing arrangements on favorable terms and to comply with debt covenants or cure any defaults;
•	the availability of opportunities to participate in climate solutions, including energy efficiency and renewable energy projects, and our ability to complete potential new opportunities in our pipeline;
•	the availability of and our ability to attract and retain qualified personnel;
•	actions and initiatives of federal, state and local governments and changes to federal, state and local government policies, regulations, tax laws and rates and the execution and impact of these actions, initiatives and policies;
•	general volatility of the securities markets in which we participate;
•	casualties, condemnation or catastrophic failures with respect to any of our business’ facilities;
•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and
•	extraordinary or force majeure events affecting the business or operations of our businesses.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” included in our Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission, or the SEC, on October 30, 2023, as amended . If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Overview

We are an engineering services company formed as an outsourcing green tech platform focused on sustainable water and energy solutions. We are a United Nations “accredited vendor” and offer design, construction, maintenance and specialty consulting services to private companies, government entities, non-government organizations and intergovernmental organizations for the sustainable supply of energy and water.

We build sustainable water and energy systems out of existing, proven technologies, utilizing our intellectual property and our technical know-how to customize solutions to meet our clients’ needs. Using our patent-pending design, we are working to design, build, and operate off-the-grid atmospheric water generation systems in Mexico and the United States, as well as off-the-grid electric vehicle charging stations in Germany.

In order to effectively cater to our expanding operations in Germany, we have strategically established a branch for business operations in Germany, along with two wholly owned German subsidiaries: Energy and Water Development Deutschland GmbH and EAWD Logistik GmbH. Moreover, recognizing the importance of regional market demands, we have also extended our presence to Mexico through a wholly owned subsidiary, EAWD Mexico SAPI de CV, enhancing our capacity to address the needs of this area efficiently. This strategic positioning not only reflects our commitment to environmental progress but also ensures an optimized response to evolving market requirements.

To date, we have not generated any revenues from the sale of our sustainable water and energy solutions.

Recent Developments

On April 16, 2024, we received a default notice from 1800 Diagonal Lending LLC requiring the immediate payment of a sum representing 160% of the remaining outstanding principal balance, together with accrued interest and default interest, as provided for in the promissory note described below.

On June 18, 2024, we formally dissolved our subsidiary EAWD Logistik GmbH. The decision to dissolve this subsidiary was driven by strategic realignment of our operations in Germany. After a thorough review, management determined that dissolving the subsidiary would better align with our long-term strategic goals and enhance overall operational efficiency.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table sets forth key components of our results of operations during the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
General and administrative expenses
Professional fees	$158,883	$132,576
Officers’ salaries and payroll taxes	98,683	136,633
Marketing fees	10,814	14,996
Travel and entertainment	2,923	5,527
Other general and administrative expenses	344,892	215,449
Total general and administrative expenses	616,195	505,181
Loss from operations	(616,195)	(505,181)
Other income (expense)
Change in fair value of derivatives	(188,019)	30,593
Other income (expense)	(1,918)	8,392
Loss on settlement of liabilities	—	(196,159)
Interest expense	(177,688)	(47,671)
Total other income (expense)	(367,625)	(204,845)
Net loss	$(983,820)	$(710,026)

General and administrative expenses. Our general and administrative expenses consist primarily of professional fees relating primarily to accounting, auditing and legal services; personnel expenses, including employee salaries and bonuses plus related payroll taxes; marketing expenses; travel and entertainment expenses; and rent expense, insurance, public reporting expenses and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $111,014, or 22%, to $616,195 for the three months ended March 31, 2024 from $505,181 for the three months ended March 31, 2023. The largest element of the year-over-year change was an increase in professional fees of $26,307, or 20%, to $158,883 for the three months ended March 31, 2024 from $132,576 for the three months ended March 31, 2023 as a result of higher accounting fees, litigation fees and legal fees. Additionally, the increase in general and administrative expenses was due to an increase in other general and administrative expenses by $129,443, or 60%, which includes large increases in insurance and rent for the current year due to the new office and warehouse spaces.

Total other expense. We had $367,625 in total other expense, net, for the three months ended March 31, 2024, as compared to other expense, net, of $204,845 for the three months ended March 31, 2023. Other expense, net, for the three months ended March 31, 2024 consisted of interest expense of $177,688 loss  on change in  fair value of derivatives of $188,019  and other expense of $1,918, while other expense, net, for the three months ended March 31, 2023 consisted of a loss on settlement of liabilities of $196,159 and interest expense of $47,671, offset by change in fair value of derivatives of $30,593 and other income of $8,392. The loss on settlement of liabilities related to the issuance of an aggregate of 6,952,523 shares of common stock to officers in satisfaction of amounts owed to them.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $983,820 for the three months ended March 31, 2024, as compared to $710,026 for the three months ended March 31, 2023, an increase of $273,794, or 47%.

Liquidity and Capital Resources

As of March 31, 2024, we had $50,506 in cash. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties.

We have sustained operating losses since we began our operations in 2012. At March 31, 2024, we had an accumulated deficit of $28,755,111. We cannot predict how long we will continue to incur further losses or whether we will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining project contracts, among other things. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements were prepared on a going concern basis and do not include any adjustment with respect to these uncertainties.

Our ability to transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business and availability to sufficient resources.

Management is working to conclude the sales in Germany and in other regions of the world relating to previously approved proposals, which would bring a growing revenue. Management plans to expand sales operations by greater market penetration of the agricultural, industrial and community development markets with our innovative water and energy generation solutions. Management also plans to raise additional funds during 2024 through the issuance of equity securities, from deposits related to customer purchase orders, and, if necessary, loans from management and third-party lenders. Management also plans to reduce expenses by centralizing our assembly, logistics and administrative operations into a larger, self-sufficient, off-grid location that will be able to house the storage of supplies and inventory, as well as provide space for assembly and administrative operations. We are also planning to acquire our own electric vehicles to reduce our supply transportation costs.

The ability of our company to continue as a going concern depends upon its ability to generate sales or obtain additional funding to finance operating losses until it is profitable.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(405,116)	$(392,602)
Net cash used in investing activities	(5,785)	—
Net cash provided by financing activities	412,988	541,409
Effect of exchange rate changes on cash	(28,208)	(45,252)
Net change in cash	(26,121)	103,555
Cash, beginning of period	76,627	40,886
Cash, end of period	$50,506	$144,441

Our net cash used in operating activities was $405,116 for the three months ended March 31, 2024, as compared to $392,602 for the three months ended March 31, 2023. For the three months ended March 31, 2024, our net loss of $983,820, offset by a loss on partial extinguishment of convertible debt of $95,404 and a decrease in accounts payable and accrued expenses of $148,752, were the primary drivers of our net cash used in operating activities. For the three months ended March 31, 2023, our net loss of $710,026, offset by a loss on settlement of liabilities of $196,159, a decrease in amounts due to officers of $64,010 and amortization of debt discount and deferred financing costs of $43,157, were the primary drivers of our net cash used in operating activities.

Our net cash used in investing activities was $5,785 for the three months ended March 31, 2024, which consisted entirely of purchases of property and equipment, as compared to $0 for the three months ended March 31, 2023.

Our net cash provided by financing activities was $412,988 for the three months ended March 31, 2024, as compared to $541,409 for the three months ended March 31, 2023. Our net cash provided by financing activities for the three months ended March 31, 2024 consisted of proceeds from convertible notes of $150,000, proceeds from promissory notes $127,917, proceeds from stock subscriptions of $100,000, and proceeds from sale of common stock $40,000, offset by payments of finance lease liabilities of $4,929, while our net cash provided by financing activities for the three months ended March 31, 2023 consisted of proceeds from common stock subscriptions of $310,700 and proceeds from the sale of common stock of $233,500, offset by payments of finance leases of $2,791.

Convertible Notes

On February 15, 2024, we issued an 8% convertible redeemable note in the principal amount of $150,000 to Geebis Consulting LLC. This note bears interest at a rate of 8% per annum and all principal and interest is due on August 15, 2024. Upon an event of default (as defined in the note), the interest rate shall increase to 24% per annum and certain other penalties may apply depending on the reason for the default. This note may be prepaid upon the payment of certain prepayment premiums. This note is convertible only after the maturity date at a fix conversion price of $0.04; provided that if the closing price of our common stock is below $0.03 for the five consecutive trading days prior to conversion, then the conversion price shall be equal to the lower of $0.01 or 70% of the lowest closing price for the twenty prior trading days. This note is unsecured and contains customary events of default for a loan of this type.

On June 30, 2023, we issued an 8% convertible redeemable note in the principal amount of $153,000 to GS Capital Partners, LLC. The note bears interest at 8% per annum and all principal and interest is due on June 30, 2024. Upon an event of default (as defined in the note), the interest rate shall increase to 24% per annum and certain other penalties may apply depending on the reason for the default. This note is convertible after six months at a fix conversion price of $0.03; provided that if the closing price of our common stock is below $0.03 for the ten consecutive trading days prior to conversion, then the conversion price shall be equal to the lower of $0.01 or 70% of the lowest closing price for the twenty prior trading days. On January 17, 2024, principal in the amount of $75,000, along with $3,238 in interest and $900 in other fees was converted into 7,913,836 shares of common stock.

Promissory Note

On March 7, 2024, we issued a promissory note to 1800 Diagonal Lending LLC in the principal amount of $147,775, which included an original issue discount of $19,275. This note includes a one-time interest charge of 12% applied on the issuance date to the principal amount, requires monthly payments commencing on September 15, 2024, and is due on December 15, 2024. This note is convertible only upon an event of default at a conversion price equal to 75% of the lowest trading price of our common stock during the ten trading days prior to conversion. This note is unsecured and contains customary events of default for a loan of this type.

Contractual Obligations

Our principal commitments consist mostly of obligations under the loans described above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of the unaudited condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 26, 2024.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2024. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we are still in the process of remediating as of March 31, 2024, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for the description of these weaknesses.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We have evaluated the material weakness described above and our management and board of directors are committed to the design and successful implementation of internal control over financial reporting as promptly as possible. We currently plan to evaluate our updated internal controls design and determine whether the controls have operated effectively during 2024 in order to fully remediate the aforementioned material weakness in our internal control over financial reporting.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of 2024, we continued to implement the following remedial procedures:

•	We have welcomed a new part-time Chief Financial Officer to our team and augmented our staff with specialized accounting consultants.
•	We are in the process of codifying our policies and procedures, which will significantly enhance the cohesion between our financial operations and other non-accounting divisions.
•	We are also collaborating with external experts to ensure that our remediation efforts are both efficient and comprehensive.

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable, but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

Changes in Internal Control Over Financial Reporting

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as set forth below, we have not sold any equity securities during the three months ended March 31, 2024 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

On February 13, 2024, we sold 700,000 shares of common stock to a third party at a per share price of $0.021.

On March 7, 2024, we sold 1,041,667 shares of common stock to a third party at a per share price of $0.024.

We did not repurchase any shares of our common stock during the three months ended March 31, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6.	EXHIBITS.
Exhibit No.	Description
3.1	Amended and Restated Articles of Energy and Water Development Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 31, 2020)
3.2	Articles of Amendment to Amended and Restated Articles of Energy and Water Development Corp. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-8 filed on October 28, 2022)
3.3	Bylaws of Energy and Water Development Corp. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on October 7, 2015)
10.1	8% Convertible Redeemable Note issued by Energy and Water Development Corp. to Geebis Consulting, LLC on February 15, 2024 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to Registration Statement on Form S-1/A filed on May 13, 2024)
10.2	Promissory Note issued by Energy and Water Development Corp. to 1800 Diagonal Lending LLC on March 6, 2024 (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Registration Statement on Form S-1/A filed on May 13, 2024)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______________

*Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 28, 2024	ENERGY AND WATER DEVELOPMENT CORP.

/s/ Irma Velazquez
Name: Irma Velazquez
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Amedeo Montonati
Name: Amedeo Montonati
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

