Form 10-Q/A
period 2024-03-31
Energy & Water Development Corp
filed 2024-07-01
CIK 1563298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

 Explanatory Note

This Amendment No. 1 is to include the iXBRL files which were omitted from the original filing filed on June 28, 2024.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

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
16

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
17

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

