Form 10-Q
period 2024-06-30
Energy & Water Development Corp
filed 2024-08-19
CIK 1563298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

As of August 16, 2024,  there were 291,135,326 shares of common stock of the registrant issued and outstanding.

ENERGY AND WATER DEVELOPMENT CORP.

Quarterly Report on Form 10-Q

 Period Ended June 30, 2024

1

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$113,530	$76,627
Inventory	456,925	451,986
Prepaid expenses and other current assets	378,648	379,490
TOTAL CURRENT ASSETS	949,103	908,103

Property and equipment, net	156,052	229,363
Operating lease right-of-use assets	205,697	287,334
TOTAL ASSETS	$1,310,852	$1,424,800

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,411,970	$978,468
Accounts payable - related party	16,900	16,900
Convertible loan payables, net of discount	202,535	152,459
Due to officers	421,941	285,267
Derivative liability	393,064	376,941
Current portion of operating lease liability	155,103	153,803
Current portion of financing lease liability	—	16,045
Loans payable	134,894	—
TOTAL CURRENT LIABILITIES	2,736,407	1,979,883

Financing lease liability, net of current portion	—	34,570
Operating lease liability, net of current portion	50,595	133,531
TOTAL LIABILITIES	2,787,002	2,147,984

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, par value $0.001 per share; 50,000,000 shares authorized, 9,780,976 shares issued and outstanding at June 30, 2024 and December 31, 2023	9,781	9,781
Common stock, par value $.001 per share; 1,000,000,000 shares authorized, 280,945,682 and 268,040,179 shares issued and outstanding in June 30, 2024 and December 31, 2023, respectively	280,945	268,040
Common stock subscriptions liability; 1,650,000 and 0 shares as of June 30, 2024 and December 31, 2023, respectively	165,000	—
Additional paid in capital	27,728,843	26,776,441
Accumulated deficit	(29,630,792)	(27,771,291)
Accumulated other comprehensive loss	(29,927)	(6,155)
TOTAL STOCKHOLDERS’ DEFICIT	(1,476,150)	(723,184)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,310,852	$1,424,800

See accompanying notes to the condensed consolidated financial statements

Energy and Water Development Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023

General and Administrative Expenses
Professional fees	$332,078	$342,128	$173,195	$209,552
Officers’ salaries and payroll taxes	153,849	257,968	55,166	121,335
Marketing fees	11,240	23,832	426	8,836
Travel and entertainment	3,905	22,141	982	16,614
Other general and administrative expenses	672,977	404,727	328,085	189,278
Total general and administrative expenses	1,174,049	1,050,796	557,854	545,615

LOSS FROM OPERATIONS	(1,174,049)	(1,050,796)	(557,854)	(545,615)

OTHER INCOME (EXPENSE)
Change in fair value of derivative	(283,404)	10,109	(95,384)	(20,484)
Other income (expense)	(18,726)	2,323	(16,808)	(6,069)
Loss on settlement of liabilities	—	(196,159)	—	—
Interest income (expense), net	(383,322)	(94,093)	(205,635)	(46,422)
Total other income (expense)	(685,452)	(277,820)	(317,827)	(72,975)

LOSS BEFORE TAXES	(1,859,501)	(1,328,616)	(875,681)	(618,590)

TAXES	—	925	—	925

NET LOSS	$(1,859,501)	$(1,329,541)	$(875,681)	$(619,515)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(23,772)	13,650	5,641	19,268
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(23,772)	13,650	5,641	19,268

COMPREHENSIVE LOSS	$(1,883,273)	$(1,315,891)	$(870,040)	$(600,247)

Weighted average number of common shares outstanding	277,243,062	197,886,587	279,374,253	203,122,607
Net loss per common share - Basic and Diluted	(0.01)	(0.01)	(0.00)	(0.00)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Subscriptions		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Deficit
Balance at December 31, 2022	9,780,976	$9,781	182,934,483	$182,934	—	$—	$23,678,396	$(24,337,973)	$(15,002)	$(481,864)
Sale of common stock	—	—	5,685,988	5,686	13,674,000	310,700	227,814	—	—	544,200
Common stock issued to officers for- accrued salary	—	—	6,952,523	6,953	—	—	357,332	—	—	364,285
Imputed interest on related party loans	—	—	—	—	—	—	3,305	—	—	3,305
Net loss	—	—	—	—	—	—	—	(710,026)	—	(710,026)
Other comprehensive loss	—	—	—	—	—	—	—	—	(5,618)	(5,618)
Balance at March 31, 2023	9,780,976	$9,781	195,572,994	$195,573	13,674,000	$310,700	$24,266,847	$(25,047,999)	$(20,620)	$(285,718)
Sale of Common Stock	—	—	14,694,000	14,694	(13,674,000)	(310,700)	321,506	—	—	25,500
Common stock issued to satisfy convertible debt	—	—	4,479,247	4,479	—	—	88,521	—	—	93,000
Common stock issued for interest and fees	—	—	273,931	274	—	—	5,268	—	—	5,542
Derivative settled upon conversion of debt	—	—	—	—	—	—	113,806	—	—	113,806
Subscription deposits received	—	—	—	—	1,500,000	30,000	—	—	—	30,000
Net loss	—	—	—	—	—	—	—	(619,515)		(619,515)
Other comprehensive loss	—	—	—	—	—	—	—		19,268	19,268
BALANCE AT June 30, 2023	9,780,976	9,781	215,020,172	215,020	1,500,000	30,000	24,795,948	(25,667,514)	(1,352)	(618,117)

Energy and Water Development Corp.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Subscriptions		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Deficit
Balance at December 31, 2023	9,780,976	$9,781	268,040,179	$268,039	—	$—	$26,776,442	$(27,771,291)	$(6,155)	$(723,184)
Sale of common stock	—	—	1,741,667	1,742	2,000,000	100,000	38,258	—	—	140,000
Common stock issued to satisfy convertible debt	—	—	7,500,000	7,500	—	—	67,500	—	—	75,000
Common stock issued for interest and fees	—	—	413,836	414	—	—	3,723	—	—	4,137
Derivative settled upon conversion of debt	—	—	—	—	—	—	621,169	—	—	621,169
Net loss	—	—	—	—	—	—	—	(983,820)	—	(983,820)
Other comprehensive loss	—	—	—	—	—	—	—	—	(29,413)	(29,413)
Balance at March 31, 2024	9,780,976	$9,781	277,695,682	$277,695	2,000,000	$100,000	$27,507,092	$(28,755,111)	$(35,568)	$(896,111)
Sale of Common Stock	—	—	3,250,000	3,250	(2,000,000)	(100,000)	221,751	—	—	125,001
Subscription deposits received	—	—	—	—	1,650,000	165,000	—	—	—	165,000
Net loss	—	—	—	—	—	—	—	(875,681)		(875,681)
Other comprehensive loss	—	—	—	—	—	—	—	—	5,641	5,641
Balance at June 30, 2024	9,780,976	9,781	280,945,682	280,945	1,650,000	165,000	27,728,843	(29,630,792)	(29,927)	(1,476,150)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Energy and Water Development Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	June 30,	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,859,501)	$(1,329,541)
Reconciliation of net loss to net cash used in operating activities
Amortization of debt discount and deferred financing costs	144,678	86,794
Depreciation and amortization	26,990	41,257
Non-cash lease expense	81,637	37,352
Change in fair value of derivative liability and derivative expense	283,404	(10,109)
Loss on partial extinguishment of convertible debt	93,180	—
Imputed interest on related party loans	—	3,305
Loss on settlement	—	196,159
Foreign currency (gain) loss	37,807	—
Inventory	(4,939)	—
Prepaid expenses and other current assets	842	14,306
Accounts payable, accrued expenses and deferred taxes	437,639	144,788
Operating lease liabilities, current and non-current	(81,636)	(37,352)
Due to officers	136,674	156,393
Deferred cost	—	(12,326)
CASH USED IN OPERATING ACTIVITIES	(703,225)	(708,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	46,321	(38,730)

NET CASH PROVIDED BY (USED IN ) INVESTING ACTIVITIES	46,321	(38,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	250,000	—
Proceeds from sale of stock	265,001	569,700
Proceeds from subscriptions	165,000	168,800
Payments of finance lease liabilities	(50,615)	(11,562)
Proceeds from promissory notes	126,000	—

CASH PROVIDED BY FINANCING ACTIVITIES	755,386	726,938

Effect of exchange rate changes on cash	(61,579)	13,650

Net change in cash	36,903	(7,116)

Cash, beginning of period	76,627	40,886

Cash, end of period	$113,530	$33,770

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	5,788

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for interest and fees	$4,137	5,542
Reclassification of common stock subscriptions to common stock	$—	310,700
Common shares issued for conversion of loans payable	$75,000	93,000
Derivative liability discount	$260,708	—
Derivative settled upon conversion of debt	$621,169	113,806
Addition of finance lease obligation	$—	103,729

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

Note 2. Basis of Presentation and Other Information

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 26, 2024. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 .

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

Cash

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has $113,530 and $76,627 cash at June 30, 2024 and December 31, 2023.

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

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. There were no deferred financing costs as of June 30, 2024 and December 31, 2023.

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

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, our derivative liabilities as of June 30, 2024 and December 31, 2023, were $393,064 and $376,941, respectively and measured on Level 3 inputs.

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

Note 4. Going Concern

The Company has incurred operating losses since it began operations (December 2012) totaling $29,630,792 at June 30, 2024. During the six months ended June 30, 2024, the Company incurred net losses of $1,859,501. The Company had a working capital deficit of $1,787,304 at June 30, 2024.

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

Note 5. Accounts Receivable

At June 30, 2024 and December 31, 2023, accounts receivable was $0.

Note 6. Inventory

The components of inventory at June 30, 2024 and December 31, 2023, consisted of the following:

	June 30, 2024	December 31, 2023
Work in progress	$456,925	$451,986
Inventory, net	$456,925	$451,986

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

Note 7. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Prepayment on inventory not received	$1,419	$1,467
Miscellaneous prepaid expenses	106,798	116,740
Value added tax receivable	253,663	227,433
Security deposit	16,768	33,850
Prepaid expenses and other current assets	$378,648	$379,490

Note 8. Property and Equipment, Net

The components of property and equipment at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Office equipment	$17,712	$14,077
Furniture and fixtures	19,189	2,531
Financing lease equipment	—	66,614
Machinery and equipment	105,003	105,003
Automobile	153,804	153,804
Property and equipment, gross	295,708	342,029
Less: Accumulated depreciation	(139,656)	(112,666)
Property and equipment, net	$156,052	$229,363

Depreciation expense for the six months ended June 30, 2024 and 2023 was $26,990 and $19,402, respectively, and is included in other general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Note 9. Accounts Payable and Accrued Expenses

Significant components of accounts payable and accrued expenses at June 30, 2024 and December 31, 2023 are as follows:

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2024	December 31, 2023
Accrued expenses	$647,200	$361,738
Accounts payable	332,567	269,806
Accrued legal costs	348,238	345,729
Accrued salary and payroll taxes	83,964	1,195
Total	$1,411,970	$978,468

Note 10. Accounts Payable – Related Party

Significant components of accounts payable – related party at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Accounts payable - related party	16,900	16,900
Total	$16,900	$16,900

As of June 30, 2024 and December 31, 2023, the Company owed Virhtech Gmbh, a related party of the Company, $16,900 and $16,900, respectively, for services performed for the Company and is classified as accounts payable - related party on the consolidated balance sheets.

Note 11. Convertible Loans Payable

As of June 30, 2024 and December 31, 2023, the Company had convertible loans payable, net of discount, of $202,535 and $152,459, respectively.

On February 15, 2024, the Company issued an 8% convertible redeemable note in the principal amount of $150,000 to Geebis Consulting LLC. This note bears interest at a rate of 8% per annum and all principal and interest is due on August 15, 2024. Upon an event of default (as defined in the note), the interest rate shall increase to 24% per annum and certain other penalties may apply depending on the reason for the default. This note may be prepaid upon the payment of certain prepayment premiums. This note is convertible only after the maturity date at a fix conversion price of $0.04; provided that if the closing price of the Company’s common stock is below $0.03 for the five consecutive trading days prior to conversion, then the conversion price shall be equal to the lower of $0.01 or 70% of the lowest closing price for the twenty prior trading days. This note is unsecured and contains customary events of default for a loan of this type.   The Company received a default notice from Geebis Consulting LLC, but it was not executed.

On June 26, 2024, the Company issued an 8% convertible redeemable note in the principal amount of $100,000 to Gs capital partners. This note bears interest at a rate of 8% per annum and all principal and interest is due on December 31, 2024. Upon an event of default (as defined in the note), the interest rate shall increase to 24% per annum and certain other penalties may apply depending on the reason for the default. This note may be prepaid upon the payment of certain prepayment premiums. This note is convertible only after the maturity date at a fix conversion price of $0.04; provided that if the closing price of the Company’s common stock is below $0.03 for the five consecutive trading days prior to conversion, then the conversion price shall be equal to the lower of $0.01 or 70% of the lowest closing bid price.

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amount
Balance of notes payable, net on December 31, 2023	$152,459
Issuances of debt	150,000
Cash settlement of debt	—
Debt discount	(150,000)
Conversions	(75,000)
Amortization of debt discount	57,358
Balance of notes payable, net on March 31, 2024	$134,817
Issuances of debt	100,000
Debt discount	(110,708)
Amortization of debt discount	78,426
Balance of notes payable, net on June 30, 2024	$202,535

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

Based on the various convertible notes described above, the fair value of applicable derivative liabilities on notes and change in fair value of derivative liability are as follows as of June 30, 2024 and December 31, 2023:

Total
Balance as of December 31, 2022	$184,025
Change due to issuances	81,530
Change due to conversion/redemptions	(261,442)
Change in fair value	372,828
Balance as of December 31, 2023	376,941
Change due to issuances	243,180
Change due to conversion/redemptions	(621,168)
Change in fair value	188,020
Balance as of March 31, 2024	$186,973
Change due to issuances	110,707
Change in fair value	95,384
Balance as of June 30, 2024	$393,064

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the periods ended June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
Stock price	$0.04 – 0.09	$0.02 – 0.12
Exercise price	$0.01 – 0.04	$0.02 – 0.03
Contractual term (in years)	0.45 – 0.52	0.49 – 1.00
Volatility (annual)	157% – 218%	184% – 219%
Risk-free rate	5.18% – 5.46%	4.64% – 5.56%

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under derivative liability:

	Fair Value Measured at June 30, 2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value June 30, 2024
Derivative liability	$—	$—	$393,064	$393,064
Total	$—	$—	$393,064	$393,064

	Fair Value Measured at December 31, 2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value December 31, 2023
Derivative liability	$—	$—	$376,941	$376,941
Total	$—	$—	$376,941	$376,941

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2024 and 2023.

During the three and six months ended June 30, 2024, the Company recorded a net loss of $95,384 and a loss of $283,404, respectively, from the change in fair value of derivative liability.

Note 12. Leases

Financing Leases

In January 2024, the Company terminated its finance lease agreement for heavy machinery. At the termination date, the carrying amount of the right-of-use asset and lease liability were $66,613 and $50,615, respectively. The difference of $15,998 was recognized as a loss in the condensed consolidated statements of operations and comprehensive loss. The termination resulted in the derecognition of both the right-of-use asset and the lease liability from the balance sheet, and did not significantly impact the Company’s cash flows for the period.

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

The Company’s weighted-average remaining lease term relating to its operating leases is 1.36 years, with a weighted-average discount rate of 8%.

The Company incurred lease expense for its operating leases of $148,656 and $24,932 during the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company made cash lease payments of $141,282 and $24,932, respectively. At June 30, 2024 and December 31, 2023, the operating lease right-of-use asset was $205,697 and $287,334, respectively, the current portion of operating lease liability was $155,103 and $153,803, respectively, and the operating lease liability, net of current portion, was $50,595 and $133,531, respectively.

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents information about the future maturity of the lease liabilities under the Company’s operating leases as of June 30, 2024.

Maturities of Lease Liabilities	Operating Lease Liabilities
2024 (remainder of year)	$82,976
2025	126,845
2026	7,934
Total future minimum lease payments	217,755
Less: Imputed interest	(12,058)
Present value of lease liabilities	$205,697
Remaining lease term (in years)	1.36

Note 13. Loans Payable

On March 7, 2024, the Company issued a promissory note to 1800 Diagonal Lending LLC in the principal amount of $147,775, which included an original issue discount of $19,275. This note includes a one-time interest charge of 12% applied on the issuance date to the principal amount, requires monthly payments commencing on September 15, 2024, and is due on December 15, 2024. This note is unsecured and contains customary events of default for a loan of this type. On April 16, 2024, we received a default notice from 1800 Diagonal Lending LLC requiring the immediate payment of a sum representing 160% of the remaining outstanding principal balance ($264,812.80), together with accrued interest and default interest, as provided for in the promissory note described below.

We note that there was a loans payable balance of $134,894 and $0 as of June 30, 2024 and December 31, 2023.

Amount
Balance of loans payable, net on December 31, 2023	$—
Reclass to promissory note payable	147,775
Cash settlement of debt	—
Debt discount	(21,775)
Amortization of debt discount	1,917
Balance of loan payable, net on March 31, 2024	$127,917
Amortization of debt discount	6,977
Balance of loan payable, net on June 30, 2024	134,894

Note 14. Related Party Transactions

Due to Officers

Amounts due to officers as of June 30, 2024 and December 31, 2023 are comprised of the following:

	June 30, 2024	December 31, 2023
Ralph Hofmeier:
Unsecured advances due to officer	$16,074	$2,253
Accrued salaries	216,941	148,985
Total due to Ralph Hofmeier	233,015	151,238

Irma Velazquez:
Unsecured advances due to officer	43,196	7,341
Accrued salaries	145,675	126,688
Total due to Irma Velazquez	188,871	134,029

Martin Antonio Del Signo Portilla	55	—
Total amounts due to officers	$421,941	$285,267

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

Virhtech Gmbh

As of June 30, 2024 and December 31, 2023, the Company owed Virhtech Gmbh, a related party of the Company, $16,900 and $16,900, respectively, for services performed for the Company and is classified as accounts payable - related party on the condensed consolidated balance sheets.

Officer and Investor Deposits

On January 18, 2023, the Company issued 6,952,523 shares of common stock to officers for accrued salaries payable valued at $168,126.

For the six months ended June 30, 2024, the Company received deposits in the amount of $165,000 for 1,650,000 shares of common stock related to common stock subscriptions that were issued in May.

Note 15. Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 500,000,000 shares of preferred stock, $0.001 par value, of which 50,000,000 shares have been designated as series A preferred stock. As of June 30, 2024 and December 31, 2023, there were 9,780,976 shares of series A preferred stock issued and outstanding. The following is a description of the rights and preferences of the series A preferred stock.

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

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock, $0.001 par value. As of June 30, 2024 and December 31, 2023, there were 280,945,682 and 268,040,179 shares of common stock outstanding, respectively.

During the six months ended June 30, 2024, the Company engaged in the following equity events:

•	On May 14, 2024, the Company issued 1,400,000 shares of common stock to Dale Johnson III at a per share price of $0.05.
•	On May 14, 2024, the Company issued 625,000 shares of common stock to Dale Johnson III at a per share price of $0.10.
•	On May 14, 2024, the Company issued 600,000 shares of common stock to Michael Erbes at a per share price of $0.05.
•	On May 14, 2024, the Company issued 625,000 shares of common stock to Michael Erbes at a per share price of $0.10.
•	On March 7, 2024, the Company issued 1,041,667 shares of common stock to William Z. Richardson III at a per share price of $0.024.

•	On February 13, 2024, the Company issued 700,000 shares of common stock to Troy L. Webb at a per share price of $0.021.

•	On January 17, 2024, the Company completed a conversion of a convertible note in the principal amount of $75,000 along with $3,238 in interest and $900 in other fees for 7,913,836 shares of common stock.

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the six months ended June 30, 2023, the Company engaged in the following equity events:

•	On January 18, 2023, the Company issued 6,250,000 shares of common stock to Gary Rodney at a per share price of $0.02 in full satisfaction of all accrued but unpaid amounts payable for services as interim chief financial officer pursuant to a consulting agreement by and between InfoQuest Technology, Inc. and the Company, dated June 2, 2021. The Company recognized a loss of $194,050 related to the settlement that is included in other income (expense) on the accompanying condensed consolidated condensed statement of operations and comprehensive loss.

•	On January 18, 2023, the Company issued 702,523 shares of common stock to Ralph Hofmeier, the Company’s Chief Technology Officer and Chairman of the Board, at a per share price of $0.05 in full satisfaction of all accrued but unpaid amounts payable pursuant to his employment agreement. The Company recognized a loss of $2,109 related to the settlement that is included in other income (expense) on the accompanying condensed consolidated condensed statement of operations and comprehensive loss.

•	During the three months ended March 31, 2023, the Company issued an aggregate of 375,000 shares of common stock to investors for an aggregate purchase price of $37,500.
•	From April 1, 2023 through June 30, 2023, the Company sold 7,440,000 shares of the Company’s common stock to investors for an aggregate purchase price of $194,300.00, which 6,420,000 shares were issued in the third quarter of 2023.

Note 16. Commitments and Contingencies

Employment Agreements

On August 4, 2022, the Company entered into employment agreements with its Chief Technology Officer and Chairman of the Board, Ralph Hofmeier, and its Chief Executive Officer and Vice-Chairman of the Board, Irma Velazquez. Under the employment agreements, the employees are entitled to a base salary of $210,305 payable in arrears in accordance with the Company’s ordinary payroll policies and procedures. Additionally, in recognition of the employees’ past services, the Company agreed to pay each employee a lump sum cash signing bonus of $29,164, less payroll deductions and withholdings, and each individual will be eligible to receive a yearly bonus based on yearly profitability. Additionally, if certain performance milestones are met, each employee will be granted options to purchase shares of common stock. No options had been granted as of June 30, 2024. Any increase to the annual base salary is subject to approval by the Company’s board of directors. The employment agreements have indefinite terms.

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

Note 17. Subsequent Events

The Company has evaluated its operations subsequent to June 30, 2024 to the date these condensed consolidated financial statements were available to be issued and determined the following subsequent events and transactions required disclosure in these condensed consolidated financial statements.

On April 16, 2024, we received a default notice from 1800 Diagonal Lending LLC requiring the immediate payment of a sum representing 160% of the remaining outstanding principal balance. However, as of 16 August, 2024, 1800 Diagonal Lending LLC has informed EAWD that they have waived the default. Accordingly, the Note is currently in good standing, and there are no outstanding issues or breaches related to the terms of the Note.

On July 24, 2024, the Company completed a conversion of a convertible note in the principal amount of $78,000 along with $6,496 in interest and $900 in other fees for 8,539,644 shares of common stock.

On July 27, 2024, the Company issued an aggregate of 1,050,000 shares of common stock to Layne C. Vonderwerf at a per share price of $0.10.

On July 27, 2024, the Company issued an aggregate of 300,000 shares of common stock to Michael Henry Erbes at a per share price of $0.10.

On July 27, 2024, the Company issued an aggregate of 300,000 shares of common stock to Dale Johnson III at a per share price of $0.10.

On July 24, 2024, the Company completed a conversion of a convertible note in the principal amount of $78,000 along with $6,496 in interest and $900 in other fees for 8,539,644 shares of common stock.

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

Results of Operations

Results of Operations for the Three Months ended June 30, 2024 Compared to the Three Months ended June 30, 2023

	For the Three Months Ended
	June 30,
	2024	2023
	(Unaudited)	(Unaudited)
GENERAL AND ADMINISTRATIVE EXPENSES
Professional fees	$173,195	$209,552
Officers’ salaries and payroll taxes	55,166	121,335
Marketing fees	426	8,836
Travel and entertainment	982	16,614
Other general and administrative expenses	328,085	189,278
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	557,854	545,615

LOSS FROM OPERATIONS	(557,854)	(545,615)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	(95,384)	(20,484)
Other income (expense)	(16,808)	(6,069)
Interest expense	(205,635)	(46,422)
TOTAL OTHER INCOME (EXPENSE)	(317,827)	(72,975)

LOSS BEFORE TAXES	(875,681)	(618,590)

TAXES	—	925

NET LOSS	$(875,681)	$(619,515)

General and administrative expenses.

Our general and administrative expenses consist primarily of professional fees relating primarily to accounting, auditing and legal services; personnel expenses, including employee salaries and bonuses plus related payroll taxes; marketing expenses; travel and entertainment expenses; and rent expense, insurance, public reporting expenses and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $12,239, or 2%, to $557,854 for the three months ended June 30, 2024 from $545,615 for the three months ended June 30, 2023.

The increase in general and administrative expenses was primarily due to an increase in other general and administrative expenses of $ 138,807, offset by a decrease in professional fees of $36,357, officers’ salaries and payroll taxes of $66,169.

Total other expense.

Other expense increased by $244,852 to $317,827 for the three months ended June 30, 2024 compared to other expense of $72,975 for the three months ended June 30, 2023. The increase in other expense is the result of an increase of change in fair value of derivative of $74,900, interest expense of $159,213.

Net loss.

As a result of the cumulative effect of the factors described above, net loss increased by $256,166 to $875,681 for the three months ended June 30, 2024 from $619,515 for the three months ended June 30, 2023. This decrease was attributable to the net increases and decreases as discussed above.

Results of Operations for the Six Months ended June 30, 2024 Compared to the Six Months ended June 30, 2023

	For the Six Months Ended
	June 30,
	2024	2023
	(Unaudited)	(Unaudited)
GENERAL AND ADMINISTRATIVE EXPENSES
Professional fees	$332,078	$342,128
Officers’ salaries and payroll taxes	153,849	257,968
Marketing fees	11,240	23,832
Travel and entertainment	3,905	22,141
Other general and administrative expenses	672,977	404,727
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	1,174,049	1,050,796

LOSS FROM OPERATIONS	(1,174,049)	(1,050,796)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	(283,404)	10,109
Other income (expense)	(18,726)	2,323
Loss on settlement	—	(196,159)
Interest expense	(383,322)	(94,093)
TOTAL OTHER INCOME (EXPENSE)	(685,452)	(277,820)

LOSS BEFORE TAXES	(1,859,501)	(1,328,616)

TAXES	—	925

NET LOSS	$(1,859,501)	$(1,329,541)

General and Administrative Expense

General and administrative expenses increased by $123,253 to $1,174,049 for the six months ended June 30, 2024 from $1,050,796 for the six months ended June 30, 2023.

The increase in general and administrative expenses was primarily due to an increase in other general and administrative expenses of $268,250, offset by a decrease in officer’s salaries of $104,119, and decrease in travel and entertainment of $18,236.

Other Income (Expense)

Other expense increased by $407,632 to $685,452 of other expense for the six months ended June 30, 2024 compared to other expense of $277,820 for the six months ended June 30, 2023. The increase in other expense is the result of a increase in the change in fair value derivative liability of $ 293,513 and an increase in interest expense of $289,229, offset by a decrease in loss on settlement of liabilities of $196,159.

Net Loss

Net loss increased by $529,960 to $1,859,501 for the six months ended June 30, 2024 from $1,329,541 for the six months ended June 30, 2023. This increase was attributable to the net increases and decreases as discussed above.

Liquidity and Capital Resources

As of June 30, 2024, we had $113,530 in cash. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties.

We have sustained operating losses since we began our operations in 2012. At June 30, 2024, we had an accumulated deficit of $ 29,630,792. We cannot predict how long we will continue to incur further losses or whether we will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining project contracts, among other things. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements were prepared on a going concern basis and do not include any adjustment with respect to these uncertainties.

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

Summary of Cash Flow

Cash Flows from Operating Activities

We used $703,225 of cash in our operating activities in the six months ended June 30, 2024 compared to $708,974 used in the six months ended June 30, 2023. The decrease in cash of $5,749 is primarily due to an increase in net loss of $529,960, decrease in loss on settlement of $196,159, increase in operating lease liabilities, current and non-current of $44,284, offset by increase in change in fair value of derivative liability and derivative expense of $293,513, increase in loss on partial extinguishment of convertible debt of $93,180, as well as an increase in cash used by working capital items of $222,771 principally related to an increase in accounts payable, accrued expenses and deferred taxes of $292,851.

Cash Flows from Investing Activities

The Company generated $46,321 in cash from investing activities in the six months ended June 30, 2024 as compared to net cash used in investing activities of $38,730 in the six months ended June 30, 2023.

Cash Flows from Financing Activities

Net cash provided by financing activities was $755,386 and $726,938 for the six months ended June 30, 2024 and 2023, respectively. The net increase of $28,448 is primarily due to $250,000 of proceeds from convertible notes and proceeds from promissory notes of $134,894, offset by decrease in proceed from sale of stock of $304,699.

Convertible Notes

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

On June 26, 2024, the Company issued an 8% convertible redeemable note in the principal amount of $100,000 to GS Capital Partners, LLC. This note bears interest at a rate of 8% per annum and all principal and interest is due on December 31, 2024. Upon an event of default (as defined in the note), the interest rate shall increase to 24% per annum and certain other penalties may apply depending on the reason for the default. This note may be prepaid upon the payment of certain prepayment premiums. This note is convertible only after the maturity date at a fix conversion price of $0.04; provided that if the closing price of the Company’s common stock is below $0.03 for the five consecutive trading days prior to conversion, then the conversion price shall be equal to the lower of $0.01 or 70% of the lowest closing bid price.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2024  . Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we are still in the process of remediating as of June 30, 2024, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for the description of these weaknesses.

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of 2024, we continued to implement the following remedial procedures:

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

Changes in Internal Control Over Financial Reporting

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, we have not sold any equity securities during the three months ended June 30, 2024 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

On May 14, 2024, we sold 2,025,000 shares of common stock to Dale Johnson III at a per share price of $0.10.

On May 14, 2024, we sold 1,225,000 shares of common stock to Michael Erbes at a per share price of $0.10.

We did not repurchase any shares of our common stock during the three months ended June 30, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

Date: August 19, 2024	ENERGY AND WATER DEVELOPMENT CORP.

/s/ Irma Velazquez
Name: Irma Velazquez
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Amedeo Montonati
Name: Amedeo Montonati
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)