Form 10-Q
period 2024-09-30
Energy & Water Development Corp
filed 2024-11-19
CIK 1563298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2024

or

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

As of November 15, 2024, there were 409,853,888   shares of common stock of the registrant issued and outstanding.

ENERGY AND WATER DEVELOPMENT CORP.

Quarterly Report on Form 10-Q

 Period Ended September 30, 2024

1

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,575	$76,627
Inventory	502,462	451,986
Prepaid expenses and other current assets	416,064	379,490
TOTAL CURRENT ASSETS	923,101	908,103

Property and equipment, net	138,707	229,363
Operating lease right-of-use assets	175,317	287,334
TOTAL ASSETS	$1,237,125	$1,424,800

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,553,960	$978,468
Accounts payable - related party	16,900	16,900
Convertible loan payables, net of discount	353,316	152,459
Due to officers	491,507	285,267
Derivative liability	397,811	376,941
Current portion of operating lease liability	165,045	153,803
Current portion of financing lease liability	—	16,045
Amount due to related parties	2,793	—
TOTAL CURRENT LIABILITIES	2,981,332	1,979,883

Financing lease liability, net of current portion	—	34,570
Operating lease liability, net of current portion	10,273	133,531
TOTAL LIABILITIES	2,991,605	2,147,984

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, par value $0.001 per share; 50,000,000 shares authorized, 9,780,976 shares issued and outstanding at September 30, 2024 and December 31, 2023	9,781	9,781
Common stock, par value $.001 per share; 1,000,000,000 shares authorized, 302,221,044 and 268,040,179 shares issued and outstanding in September 30, 2024 and December 31, 2023, respectively	302,220	268,040
Common stock subscriptions liability; 1,750,000 and 0 shares as of September 30, 2024 and December 31, 2023, respectively	35,000	—
Additional paid in capital	28,519,906	26,776,441
Accumulated deficit	(30,471,466)	(27,771,291)
Accumulated other comprehensive loss	(149,921)	(6,155)
TOTAL STOCKHOLDERS’ DEFICIT	(1,754,480)	(723,184)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,237,125	$1,424,800

See accompanying notes to the condensed consolidated financial statements

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

General and Administrative Expenses
Professional fees	$191,439	$348,355	$523,517	$690,483
Officers’ salaries and payroll taxes	109,228	134,117	253,342	392,085
Marketing fees	18,937	—	30,177	23,832
Travel and entertainment	8,263	13,213	12,168	35,354
Other general and administrative expenses	164,781	314,303	847,493	719,030
Total general and administrative expenses	492,648	809,988	1,666,697	1,860,784

LOSS FROM OPERATIONS	(492,648)	(809,988)	(1,666,697)	(1,860,784)

OTHER INCOME (EXPENSE)
Change in fair value of derivative	52,761	(189,042)	(230,643)	(178,933)
Other income (expense)	146,863	4,753	128,137	7,076
Loss on settlement of liabilities	—	—	—	(196,159)
Interest income (expense), net	(547,650)	(71,755)	(930,972)	(165,848)
Total other income (expense)	(348,026)	(256,044)	(1,033,478)	(533,864)

LOSS BEFORE TAXES	(840,674)	(1,066,032)	(2,700,175)	(2,394,648)

TAXES	—	(443)	—	482

NET LOSS	$(840,674)	$(1,065,589)	$(2,700,175)	$(2,395,130)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(119,994)	(28,295)	(143,766)	(14,645)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(119,994)	(28,295)	(143,766)	(14,645)

COMPREHENSIVE LOSS	$(960,668)	$(1,093,884)	$(2,843,941)	$(2,409,775)

Weighted average number of common shares outstanding	290,395,963	218,557,629	281,659,364	204,852,652
Net loss per common share - Basic and Diluted	(0.01)	(0.00)	(0.01)	(0.01)

See accompanying notes to the condensed consolidated financial statements (unaudited).

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock Subscriptions		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Deficit
Balance at December 31, 2022	9,780,976	$9,781	182,934,483	$182,934	—	$—	$23,678,396	$(24,337,973)	$(15,002)	$(481,864)
Sale of common stock	—	—	5,685,988	5,686	13,674,000	310,700	227,814	—	—	544,200
Common stock issued to officers for- accrued salary	—	—	6,952,523	6,953	—	—	357,332	—	—	364,285
Imputed interest on related party loans	—	—	—	—	—	—	3,305	—	—	3,305
Net loss	—	—	—	—	—	—	—	(710,026)	—	(710,026)
Other comprehensive loss	—	—	—	—	—	—	—	—	(5,618)	(5,618)
Balance at March 31, 2023	9,780,976	$9,781	195,572,994	$195,573	13,674,000	$310,700	$24,266,847	$(25,047,999)	$(20,620)	$(285,718)
Sale of Common Stock	—	—	14,694,000	14,694	(13,674,000)	(310,700)	321,506	—	—	25,500
Common stock issued to satisfy convertible debt	—	—	4,479,247	4,479	—	—	88,521	—	—	93,000
Common stock issued for interest and fees	—	—	273,931	274	—	—	5,268	—	—	5,542
Derivative settled upon conversion of debt	—	—	—	—	—	—	113,806	—	—	113,806
Subscription deposits received	—	—	—	—	1,500,000	30,000	—	—	—	30,000
Net loss	—	—	—	—	—	—	—	(619,515)		(619,515)
Other comprehensive loss	—	—	—	—	—	—	—		19,268	19,268
BALANCE AT June 30, 2023	9,780,976	9,781	215,020,172	$215,020	1,500,000	$30,000	24,795,948	(25,667,514)	$(1,352)	$(618,117)
Subscriptions liability reclassification to subscriptions	—	—	—	—	5,170,000	113,800	—	—	—	113,800
Sale of Common Stock	—	—	5,500,000	5,500	(1,500,000)	(30,000)	104,500	—	—	80,000
Common stock issued to satisfy convertible debt	—	—	2,000,000	2,000	—	—	33,000	—	—	35,000
Common stock issued for interest and fees	—	—	162,770	163	—	—	2,685	—	—	2,848
Derivative settled upon conversion of debt	—	—	—	—	—	—	42,293	—	—	42,293
Subscription deposits received	—	—	—	—	21,041,000	752,800	—		—	752,800
Net loss	—	—	—	—	—	—	—	(1,065,589)	—	(1,065,589)
Other comprehensive loss	—	—	—	—	—	—	—	—	(28,295)	(28,295)
Balance at September 30, 2023	9,780,976	9,781	222,682,942	$222,683	26,211,000	$866,600	24,978,426	(26,733,103)	$(29,647)	$(685,260)

See accompanying notes to the condensed consolidated financial statements (unaudited).

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock Subscriptions		Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Loss	Deficit
Balance at December 31, 2023	9,780,976	$9,781	268,040,179	$268,039	—	$—	$26,776,442	$(27,771,291)		$(6,155)	$(723,184)
Sale of common stock	—	—	1,741,667	1,742	2,000,000	100,000	38,258	—		—	140,000
Common stock issued to satisfy convertible debt	—	—	7,500,000	7,500	—	—	67,500	—		—	75,000
Common stock issued for interest and fees	—	—	413,836	414	—	—	3,723	—		—	4,137
Derivative settled upon conversion of debt	—	—	—	—	—	—	621,169	—		—	621,169
Net loss	—	—	—	—	—	—	—	(983,820)		—	(983,820)
Other comprehensive loss	—	—	—	—	—	—	—	—		(29,413)	(29,413)
Balance at March 31, 2024	9,780,976	$9,781	277,695,682	$277,695	2,000,000	$100,000	$27,507,092	$(28,755,111)		$(35,568)	$(896,111)
Sale of Common Stock	—	—	3,250,000	3,250	(2,000,000)	(100,000)	221,751	—		—	125,001
Subscription deposits received	—	—	—	—	1,650,000	165,000	—	—		—	165,000
Net loss	—	—	—	—	—	—	—	(875,681)			(875,681)
Other comprehensive loss	—	—	—	—	—	—	—	—		5,641	5,641
Balance at June 30, 2024	9,780,976	$9,781	280,945,682	$280,945	1,650,000	$165,000	$27,728,843	$(29,630,792)		$(29,927)	$(1,476,150)
Sale of Common Stock	—	—	8,900,000	8,900	1,750,000	35,000	301,100	—		—	345,000
Common stock issued for services	—	—	20,000	20	—	—	9,980	—		—	10,000
Common stock issued to satisfy convertible debt	—	—	11,615,718	11,615	—	—	96,385	—		—	108,000
Common stock issued for interest and fees	—	—	739,644	740	—	—	6,656	—		—	7,396
Derivative settled upon conversion of debt	—	—	—	—	—	—	376,942	—		—	376,942
Subscription deposits received	—	—	—	—	(1,650,000)	(165,000)	—	—		—	(165,000)
Net loss	—	—	—	—			—	(840,674)		—	(840,674)
Other comprehensive loss	—	—	—	—	—	—	—	—		(119,994)	(119,994)
Balance at September 30, 2024	9,780,976	$9,781	302,221,044	$302,220	1,750,000	$35,000	$28,519,906	$(30,471,466	)6	$(149,921)	$(1,754,480)

See accompanying notes to the condensed consolidated financial statements (unaudited).

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	September 30,	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,700,175)	$(2,395,130)
Reconciliation of net loss to net cash used in operating activities
Amortization of debt discount and deferred financing costs	263,021	151,404
Depreciation and amortization	44,335	57,873
Stock based compensation	10,000	—
Non-cash lease expense	112,017	52,369
Change in fair value of derivative liability and derivative expense	230,643	178,933
Excess of debt discounted and financing costs	527,624	—
Imputed interest on related party loans	—	3,305
Loss on settlement	—	196,159
Foreign currency (gain) loss	37,807	2,475
Inventory	(50,476)	(10,358)
Prepaid expenses and other current assets	(36,574)	(2,359)
Accounts payable, accrued expenses and deferred taxes	587,025	80,566
Operating lease liabilities, current and non-current	(112,016)	(52,369)
Due to officers	206,240	130,929
Bad debt expense	—	52,761
CASH USED IN OPERATING ACTIVITIES	(880,529)	(1,553,442)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal(purchase) of property and equipment	46,321	(31,781)

NET CASH PROVIDED BY (USED IN ) INVESTING ACTIVITIES	46,321	(31,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	381,550	153,000
Proceeds from sale of stock	575,001	679,700
Proceeds from subscriptions	35,000	866,600
Payments of finance lease liabilities	(50,615)	(22,012)
Proceeds from borrowings from related parties	2,793	—

CASH PROVIDED BY FINANCING ACTIVITIES	943,729	1,677,288

Effect of exchange rate changes on cash	(181,573)	(17,120)

Net change in cash	(72,052)	74,945

Cash, beginning of period	76,627	40,886

Cash, end of period	$4,575	$115,831

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	5,788

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for interest and fees	$11,533	8,390
Reclassification of common stock subscriptions to common stock	$—
Common shares issued for conversion of loans payable	$183,000	128,000
Derivative liability discount		81,530
Derivative settled upon conversion of debt	$998,111	156,099
Addition of finance lease obligation	$—	101,044

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

In order to effectively cater to its expanding operations within one of the EU’s most environmentally advanced nations, the Company has strategically established a branch for business operations in Germany, along with one wholly-owned German subsidiaries: Energy and Water Development Deutschland GmbH (“EAWD Deutschland”).

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for quarter 3 financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 26, 2024. The quarter 3 unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 .

Foreign currency translation

The United States dollar (“USD”) is the Company’s reporting currency. The Company has a subsidiary located in Germany. The net sales generated, and the related expenses directly incurred from the operations, if any, are denominated in local currency, Euro (“Euro”). The functional currency of the subsidiary is generally the same as the local currency, such is the case of the Mexican subsidiary which is the local currency is the Mexican Peso (“MXN”).

Assets and liabilities measured in Euros and MXN are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive loss in its balance sheets. Income and expense accounts are translated at the average exchange rate for the period. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. During the year ended December 31, 2023 the Company used a spot rate of 1.10 and an average rate of 1.08 when converting EURO to USD.

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

Cash

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has $4,575 and $76,627 cash at September 30, 2024 and December 31, 2023.

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

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. There were no deferred financing costs as of September 30, 2024 and December 31, 2023.

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

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, our derivative liabilities as of September 30, 2024 and December 31, 2023, were $397,811 and $376,941, respectively and measured on Level 3 inputs.

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

As of December 31, 2023 and 2022, the Corporation does not believe any uncertain tax positions exist that would result in the Corporation having a liability to the taxing authorities. The Corporation’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the statement of operations. The Corporation’s tax returns for the years ended 2012 through 2023 have been filed and are subject to examination by the federal and state tax authorities.

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

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. During the period ended September 30, 2024 and year ended December 31, 2023  , the Company did not recognize any revenue.

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

As discussed more fully in Note 10, convertible note holders have the option of converting their loans into common shares subject to the terms and features offered by the specific convertible notes. Some note holders were also granted purchase options to purchase additional shares subject to the features of each purchase option. If the convertible note holders of unexercised convertible notes exercised their conversion feature and the additional purchase options, they would represent 77,597,228 in additional common shares at September 30, 2024. The potential shares from both the conversion feature and the rights to purchase additional shares were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

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

Note 4. Going Concern

The Company has incurred operating losses since it began operations (December 2012) totaling $30,471,466 at September 30, 2024. During the nine months ended September 30, 2024, the Company incurred net losses of $2,700,175. The Company had a working capital deficit of $2,058,231 at September 30, 2024.

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

Note 5.   Inventory

The components of inventory at September 30, 2024 and December 31, 2023, consisted of the following:

	September 30, 2024	December 31, 2023
Work in progress	$502,462	$451,986
Inventory, net	$502,462	$451,986

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

Note 6. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Prepayment on inventory not received	$1,480	$1,467
Miscellaneous prepaid expenses	117,031	116,740
Value added tax receivable	279,848	227,433
Security deposit	17,705	33,850
Prepaid expenses and other current assets	$416,064	$379,490

Note 7. Property and Equipment, Net

The components of property and equipment at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Office equipment	$17,712	$14,077
Furniture and fixtures	19,189	2,531
Financing lease equipment	—	66,614
Machinery and equipment	105,003	105,003
Automobile	153,804	153,804
Property and equipment, gross	295,708	342,029
Less: Accumulated depreciation	(157,001)	(112,666)
Property and equipment, net	$138,707	$229,363

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $44,335 and $57,873 , respectively, and is included in other general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Note 8. Accounts Payable and Accrued Expenses

Significant components of accounts payable and accrued expenses at September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Accrued expenses	$702,621	$361,738
Accounts payable	411,155	269,806
Accrued legal costs	381,324	345,729
Accrued salary and payroll taxes	21,395	1,195
Other Payable	37,465	—
Total	$1,553,960	$978,468

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Accounts Payable – Related Party

Significant components of accounts payable – related party at September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Accounts payable - related party	16,900	16,900
Total	$16,900	$16,900

As of September 30, 2024 and December 31, 2023, the Company owed Virhtech Gmbh, a related party of the Company, $16,900 and $16,900, respectively, for services performed for the Company and is classified as accounts payable - related party on the consolidated balance sheets.

Note 10. Convertible Loans Payable

As of December 31, 2023, the Company had convertible loans payable, net of discount, of $152,459.

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

As of September 30, 2024, the Company had convertible loans payable, net of discount, of $353,316.

On June 30, 2023, the Company issued an 8% convertible redeemable note in the principal amount of $153,000 to GS Capital Partners, LLC. The note bears interest at 8% per annum and all principal and interest is due on June 30, 2024. Upon an event of default (as defined in the note), the interest rate shall increase to 24% per annum and certain other penalties may apply depending on the reason for the default. This note is convertible after six months at a fix conversion price of $0.03; provided that if the closing price of our common stock is below $0.03 for the ten consecutive trading days prior to conversion, then the conversion price shall be equal to the lower of $0.01 or 70% of the lowest closing price for the twenty prior trading days. On January 17, 2024, principal in the amount of $75,000, along with $3,238 in interest and $900 in other fees was converted into 7,913,836 shares of common stock. On July 24, 2024, the Company completed a conversion of convertible note in the principal amount of $78,000 along with $6,496.44 in interest and $900 in other fees for 8,539,644 shares of common stock  .

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

On August 20, 2024, the Company issued an 8% convertible redeemable note in the principal amount of $5,550 to Michael Ehnertand. This note bears interest at a rate of 8% per annum and all principal and interest is due on August 19, 2025. Upon an event of default (as defined in the note), the interest rate shall increase to 12% per annum and certain other penalties may apply depending on the reason for the default. The Note may be prepaid without penalties, but together with the amount of accrued but unpaid interest. This Note may be prepaid after the 180th day. This note is convertible only after the maturity date at a fix conversion price of $0.50 per share; Provided, however that in the event, the Company's Common closes below $1.00 for the five consecutive days prior to the date of the conversion notice, then the Fixed Price shall be equal to the lower of $0.40 per share of the Common Stock as reported on the OTC Markets on which the Company's shares are then traded or any exchange upon which the Common Stock may be traded in the future (the "Exchange"),for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company.
13

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Promissory Note

On March 7, 2024, the Company issued a promissory note to 1800 Diagonal Lending LLC in the principal amount of $147,775, which included an original issue discount of $19,275. This note includes a one-time interest charge of 12% applied on the issuance date to the principal amount, requires monthly payments commencing on September 15, 2024, and is due on December 15, 2024. This note is unsecured and contains customary events of default for a loan of this type. On April 16, 2024, we received a default notice from 1800 Diagonal Lending LLC requiring the immediate payment of a sum representing 160% of the remaining outstanding principal balance ($264,813  ), together with accrued interest and default interest, however, as of 16 August, 2024, 1800 Diagonal Lending LLC has informed EAWD that they have waived the default. The note began its conversion process on September 24, 2024.

Amount
Balance of notes payable, net on December 31, 2023	$152,459
Issuances of debt	150,000
Cash settlement of debt	—
Debt discount	(150,000)
Conversions	(75,000)
Amortization of debt discount	57,358
Balance of notes payable, net on March 31, 2024	$134,817
Issuances of debt	100,000
Debt discount	(110,708)
Amortization of debt discount	78,426
Balance of notes payable, net on June 30, 2024	$202,535
Reclass from promissory note payable	147,775
Debt discount	(21,782)
Amortization of debt discount	127,238
Conversions	(108,000)
Issuances of debt	5,550
Balance of notes payable, net on September 30, 2024	$353,316

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

Based on the various convertible notes described above, the fair value of applicable derivative liabilities on notes and change in fair value of derivative liability are as follows as of September 30, 2024 and December 31, 2023:

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total
Balance as of December 31, 2022	$184,025
Change due to issuances	81,530
Change due to conversion/redemptions	(261,442)
Change in fair value	372,828
Balance as of December 31, 2023	376,941
Change due to issuances	243,180
Change due to conversion/redemptions	(621,168)
Change in fair value	188,020
Balance as of March 31, 2024	$186,973
Change due to issuances	110,707
Change in fair value	95,384
Balance as of June 30, 2024	$393,064
Change due to issuances	434,450
Change due to conversion/redemption	(376,942)
Change in fair value	(52,761)
Balance as of September 30, 2024	397,811

 A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the periods ended September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023
Stock price	$0.01 – 0.09	$0.02 – 0.12
Exercise price	$0.01 – 0.50	$0.02 – 0.03
Contractual term (in years)	0.49 – 1.00	0.49 – 1.00
Volatility (annual)	167% – 199%	184% – 219%
Risk-free rate	3.98% – 5.23%	4.64% – 5.56

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under derivative liability:

	Fair Value Measured at September 30, 2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value September 30, 2024
Derivative liability	$—	$—	$397,811	$397,811
Total	$—	$—	$397,811	$397,811

	Fair Value Measured at December 31, 2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value December 31, 2023
Derivative liability	$—	$—	$376,941	$376,941
Total	$—	$—	$376,941	$376,941

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2024 and 2023.

During the three and nine months ended September 30, 2024, the Company recorded a loss of $52,761 and a gain of $230,643, respectively, from the change in fair value of derivative liability.

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

The Company’s weighted-average remaining lease term relating to its operating leases is 1.12 years, with a weighted-average discount rate of 8%.

The Company incurred lease expense for its operating leases of $192,019 and $55,153 during the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company made cash lease payments of $192,019 and $55,153, respectively. At September 30, 2024 and December 31, 2023, the operating lease right-of-use asset was $175,317 and $287,334, respectively, the current portion of operating lease liability was $165,044 and $153,803, respectively, and the operating lease liability, net of current portion, was $10,273 and $133,531, respectively.

The following table presents information about the future maturity of the lease liabilities under the Company’s operating leases as of September 30, 2024.

Maturities of Lease Liabilities	Operating Lease Liabilities
2024 (remainder of year)	$43,276
2025	132,311
2026	8,276
Total future minimum lease payments	183,864
Less: Imputed interest	(8,547)
Present value of lease liabilities	$175,317
Remaining lease term (in years)	1 - 2.08

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12. Related Party Transactions

Due to Officers

Amounts due to officers as of September 30, 2024 and December 31, 2023 are comprised of the following:

	September 30, 2024	December 31, 2023
Ralph Hofmeier:
Unsecured advances due to officer	$10,191	$2,253
Accrued salaries	263,931	148,985
Total due to Ralph Hofmeier	274,122	151,238

Irma Velazquez:
Unsecured advances due to officer	27,941	7,341
Accrued salaries	189,227	126,688
Total due to Irma Velazquez	217,168	134,029

Martin Antonio Del Signo Portilla	217	—
Total amounts due to officers	$491,507	$285,267

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

Virhtech Gmbh

As of September 30, 2024 and December 31, 2023, the Company owed Virhtech Gmbh, a related party of the Company, $16,900 and $16,900, respectively, for services performed for the Company and is classified as accounts payable - related party on the condensed consolidated balance sheets.

As of September 30, 2024, and December 31, 2023, the Company owed $2,793 and $0, respectively, to Virhtech GmbH, a related party. This loan is unsecured, interest-free, and repayable on demand, and is presented as 'Amount due to related parties' on the Company’s consolidated balance sheets.

Officer and Investor Deposits

On January 18, 2023, the Company issued 6,952,523 shares of common stock to officers for accrued salaries payable valued at $168,126.

For the nine months ended September 30, 2024, the Company received deposits in the amount of $610,000 for 15,661,667 shares of common stock related to common stock subscriptions that were issued in Q3 2024.

Note 13. Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 500,000,000 shares of preferred stock, $0.001 par value, of which 50,000,000 shares have been designated as series A preferred stock. As of September 30, 2024 and December 31, 2023, there were 9,780,976 shares of series A preferred stock issued and outstanding. The following is a description of the rights and preferences of the series A preferred stock.

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

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock, $0.001 par value. As of September 30, 2024 and December 31, 2023, there were 302,221,044 and 268,040,179 shares of common stock outstanding, respectively.

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the nine months ended September 30, 2024, the Company engaged in the following equity events:

•	On September 30, 2024, the Company completed a conversion of promissory note in the principal amount of $15,000 for 2,542,373 shares of common stock.
•	On September 24, 2024, the Company completed a conversion of promissory note in the principal amount of $15,000 for 1,273,345 shares of common stock.
•	On September 5, 2024, the Company issued 1,250,000 shares of common stock to Michael Erbes at a per share price of $0.02.
•	On September 5, 2024, the Company issued 6,000,000 shares of common stock to Dale Johnson III at a per share price of $0.02.
•	On August 19, 2024, the Company issued 20,000 shares of common stock to Landon Capital Management LLC DBA at a per share price of $0.50.
•	On August 1, 2024, the Company issued 300,000 shares of common stock to Dale Johnson III at a per share price of $0.10.
•	On August 1, 2024, the Company issued 300,000 shares of common stock to Michael Erbes at a per share price of $0.10.
•	On August 1, 2024, the Company issued 1,050,000 shares of common stock to Layne Vanderwerf at a per share price of $0.10.
•	On July 24, 2024, the Company completed a conversion of convertible note in the principal amount of $78,000 along with $6,496.44 in interest and $900 in other fees for 8,539,644 shares of common stock.
•	On May 14, 2024, the Company issued 1,400,000 shares of common stock to Dale Johnson III at a per share price of $0.05.
•	On May 14, 2024, the Company issued 625,000 shares of common stock to Dale Johnson III at a per share price of $0.10.
•	On May 14, 2024, the Company issued 600,000 shares of common stock to Michael Erbes at a per share price of $0.05.
•	On May 14, 2024, the Company issued 625,000 shares of common stock to Michael Erbes at a per share price of $0.10.
•	On March 7, 2024, the Company issued 1,041,667 shares of common stock to William Z. Richardson III at a per share price of $0.024.
•	On February 13, 2024, the Company issued 700,000 shares of common stock to Troy L. Webb at a per share price of $0.021.
•	On January 17, 2024, the Company completed a conversion of a convertible note in the principal amount of $75,000 along with $3,238 in interest and $900 in other fees for 7,913,836 shares of common stock.

During the nine months ended September 30, 2023 the Company engaged in the following equity events:

•	From January 1, 2023 through March 31, 2023, the Company issued 375,000 shares of common stock to investors for an aggregate purchase price of $37,500.
•	From April 1, 2023 through June 30, 2023, the Company sold 8,940,000 shares of common stock to investors for an aggregate purchase price of $194,300, of which 2,750,000 shares and 6,420,000 shares were issued in the third and fourth quarter of 2023, respectively.
•	From July 1, 2023 through September 30, 2023, the Company sold 23,791,000 shares of common stock to investors for an aggregate purchase price of $807,800, of which 2,750,000 shares were issued during the third quarter of 2023 and the remaining 21,041,000 shares were issued during the fourth quarter of 2023.
•	From April 1, 2023 through June 30, 2023, the Company sold 7,440,000 shares of common stock to investors for an aggregate purchase price of $194,300.00, which 6,420,000 shares were issued in the third quarter of 2023.
•	In the first quarter of 2023, the Company issued an additional 5,310,988 shares of the Company's common stock pursuant to the ELOC for an aggregate purchase price of $196,000.
•	In the second quarter of 2023, the holder of our convertible debt elected to convert $93,000 in principal, $4,142 in accrued interest and $1,400 in other fees into 4,753,178 shares of common stock.
•	In the third quarter of 2023, the holder of our convertible debt elected to convert $35,000 in principal, $1,948 in accrued interest and $900 in other fees into 2,162,770 shares of common stock.
•	On January 18, 2023, the Company issued an aggregate 6,250,000 shares of common stock to Gary Rodney at a per share price of $0.02 in full satisfaction of all accrued but unpaid amounts payable for services as interim chief financial officer pursuant to his consulting agreement by and between InfoQuest Technology, Inc. and the Company dated June 2, 2021. The Company recognized a loss of $196,159 related to the settlement that is included on the accompanying consolidated condensed statement of operations and comprehensive loss.
•	On January 18, 2023, the Company issued an aggregate 702,523 shares of common stock to Ralph Hofmeier the Company’s Chief Technology Officer and Chairman of the Board at a per share price of $0.05 in full satisfaction of all accrued but unpaid amounts payable pursuant to his employment agreement by and between Ralph Hofmeier and the Company dated August 4, 2022. The Company recognized a loss of $2,109 related to the settlement that is included in other income (expense) on the accompanying consolidated condensed statement of operations and comprehensive loss.

ENERGY AND WATER DEVELOPMENT CORP. AND SUBSIDIARIES NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14. Commitments and Contingencies

Employment Agreements

On August 4, 2022, the Company entered into employment agreements with its Chief Technology Officer and Chairman of the Board, Ralph Hofmeier, and its Chief Executive Officer and Vice-Chairman of the Board, Irma Velazquez. Under the employment agreements, the employees are entitled to a base salary of $210,305 payable in arrears in accordance with the Company’s ordinary payroll policies and procedures. Additionally, in recognition of the employees’ past services, the Company agreed to pay each employee a lump sum cash signing bonus of $29,164, less payroll deductions and withholdings, and each individual will be eligible to receive a yearly bonus based on yearly profitability. Additionally, if certain performance milestones are met, each employee will be granted options to purchase shares of common stock. No options had been granted as of September 30, 2024. Any increase to the annual base salary is subject to approval by the Company’s board of directors. The employment agreements have indefinite terms.

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

Note 15. Subsequent Events

The Company has evaluated its operations subsequent to September 30, 2024 to the date these condensed consolidated financial statements were available to be issued and determined the following subsequent events and transactions required disclosure in these condensed consolidated financial statements.

On October 4, 2024, the Company issued 3,076,923 shares of common stock to 1800 DIAGONAL LENDING, LLC for conversion of $15,000 of principal on the promissory note.

On October 4, 2024, the Company issued 12,139,583 shares of series A preferred stock to the Chief Executive Officer, Irma Velazquez for conversion of $145,675 of accrued deferred compensation.

On October 4, 2024, the Company issued 18,078,417 shares of series A preferred stock to the Chief Technology Officer, Ralph Hofmeier for conversion of $216,941 of accrued deferred compensation.

On October 4, 2024, the Company entered into an agreement with Amedeo Montonati to grant him 500,000 shares of common stock as equity-based awards for the Company’s 2022 Long Term Incentive Plan. On October 23, 2024, the Company issued an aggregate of 500,000 shares of common stock to Amedeo Montonati at a per share price of $0.50.

On October 9, 2024, the Company issued 3,333,333 shares of common stock to 1800 DIAGONAL LENDING, LLC for conversion of $15,000 of principal on the promissory note.

On October 16, 2024, the Company issued 7,207,207 shares of common stock to 1800 DIAGONAL LENDING, LLC for conversion of $20,000 of principal on the promissory note.

On October 18, 2024, the Company issued 9,195,402 shares of common stock to 1800 DIAGONAL LENDING, LLC for conversion of $20,000 of principal on the promissory note.

On October 23, 2024, the Company issued an aggregate of 1,750,000 shares of common stock to Dale Johnson III at a per share price of $0.10.

On October 28, 2024, the Company issued 12,121,212 shares of common stock to 1800 DIAGONAL LENDING, LLC for conversion of $20,000 of principal on the promissory note.

On October 31, 2024, the Company issued 16,327,273 shares of common stock to 1800 DIAGONAL LENDING, LLC for conversion of $26,940 of principal on the promissory note.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” included in our Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission, or the SEC, on October 30, 2023, as amended . If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Results of Operations

Results of Operations for the Three Months ended September 30, 2024 Compared to the Three Months ended September 30, 2023

	For the Three Months Ended
	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
GENERAL AND ADMINISTRATIVE EXPENSES
Professional fees	$191,439	$348,355
Officers’ salaries and payroll taxes	109,228	134,117
Marketing fees	18,937	—
Travel and entertainment	8,263	13,213
Other general and administrative expenses	164,781	314,303
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	492,648	809,988

LOSS FROM OPERATIONS	(492,648)	(809,988)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	52,761	(189,042)
Other income (expense)	146,863	4,753
Interest expense	(547,650)	(71,755)
TOTAL OTHER INCOME (EXPENSE)	(348,026)	(256,044)

LOSS BEFORE TAXES	(840,674)	(1,066,032)

TAXES	—	(443)

NET LOSS	$(840,674)	$(1,065,589)

General and administrative expenses.

Our general and administrative expenses consist primarily of professional fees relating primarily to accounting, auditing and legal services; personnel expenses, including employee salaries and bonuses plus related payroll taxes; marketing expenses; travel and entertainment expenses; and insurance, other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $317,340, or 39%, to $492,648 for the three months ended September 30, 2024 from $809,988 for the three months ended September 30, 2023.

The decrease in general and administrative expenses was primarily due to a decrease in other general and administrative expenses of $149,522 and professional fees of $156,916.

Total other income(expense).

Other expense increased by $91,982 to $348,026 for the three months ended September 30, 2024 compared to other expense of $256,044 for the three months ended September 30, 2023. The increase in other expense is the result of an increase of interest expense of $475,895, offset by an increase in change in fair value of derivative of $241,803 and an increase in other income of $142,110.

Net loss.

As a result of the cumulative effect of the factors described above, net loss decreased by $224,915 to $840,674 for the three months ended September 30, 2024 from $1,065,589 for the three months ended September 30, 2023. This decrease was attributable to the net increases and decreases as discussed above.

Results of Operations for the Nine Months ended September 30, 2024 Compared to the Nine Months ended September 30, 2023

	For the Nine Months Ended
	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
GENERAL AND ADMINISTRATIVE EXPENSES
Professional fees	$523,517	$690,483
Officers’ salaries and payroll taxes	253,342	392,085
Marketing fees	30,177	23,832
Travel and entertainment	12,168	35,354
Other general and administrative expenses	847,493	719,030
TOTAL GENERAL and ADMINISTRATIVE EXPENSES	1,666,697	1,860,784

LOSS FROM OPERATIONS	(1,666,697)	(1,860,784)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	(230,643)	(178,933)
Other income (expense)	128,137	7,076
Loss on settlement	—	(196,159)
Interest expense	(930,972)	(165,848)
TOTAL OTHER INCOME (EXPENSE)	(1,033,478)	(533,864)

LOSS BEFORE TAXES	(2,700,175)	(2,394,648)

TAXES	—	482

NET LOSS	$(2,700,175)	$(2,395,130)

General and Administrative Expense

General and administrative expenses decreased by $194,087 to $1,666,697 for the nine months ended September 30, 2024 from $1,860,784 for the nine months ended September 30, 2023.

The decrease in general and administrative expenses was primarily due to a decrease in professional fee of $166,966, officers’ salaries and payroll taxes of $138,743, offset by an increase in other general and administrative expenses of $128,463.

Other Income (Expense)

Other expenses increased by $499,614 to $1,033,478 for the nine months ended September 30, 2024 compared to other expense of $533,864 for the nine months ended September 30, 2023. The increase in other expense is the result of an increase in interest expense of $765,124 and change in fair value of derivative of $51,710, offset by a decrease in loss on settlement of liabilities of $196,159 and an increase in other income of $121,061.

Net Loss

Net loss increased by $305,045 to $2,700,175 for the nine months ended September 30, 2024 from $2,394,648 for the nine months ended September 30, 2023. This decrease was attributable to the net increases and decreases as discussed above.

Liquidity and Capital Resources

As of September 30, 2024, we had $4,575 in cash. Our operating and capital requirements in connection with supporting our operations will continue to be significant. Since inception, our losses from operations and working capital requirements have been satisfied through the deferral of payment for services performed by our founders and related parties.

We have sustained operating losses since we began our operations in 2012. At September 30, 2024, we had an accumulated deficit of $30,471,466. We cannot predict how long we will continue to incur further losses or whether we will ever become profitable as this is dependent upon the reduction of certain expenses and success in obtaining project contracts, among other things. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements were prepared on a going concern basis and do not include any adjustment with respect to these uncertainties.

Our ability to transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure. The timing and amount of our actual expenditure will be based on many factors, including cash flows from operations and the anticipated growth of our business and availability to sufficient resources.

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

Summary of Cash Flow

Cash Flows from Operating Activities

We used $880,529   of cash in our operating activities in the nine months ended September 30, 2024 compared to $1,553,442 used in the nine months ended September 30, 2023. The decrease in cash used of $672,913   is primarily due to an increase in excess of debt discount and financing costs of $527,624  , offset by a decrease in loss on settlement of $196,159 and an increase in net loss of $305,045, as well as a decrease in cash used by working capital items of $165,301 principally related to an increase in accounts payable, accrued expenses and deferred taxes of $506,459.

Cash Flows from Investing Activities

The Company generated $46,321 in cash from investing activities in the nine months ended September 30, 2024 as compared to net cash used in investing activities of $31,781 in the nine months ended September 30, 2023.

Cash Flows from Financing Activities

Net cash provided by financing activities was $943,729 and $1,677,288 for the nine months ended September 30, 2024 and 2023, respectively. The net decrease of $733,559 is primarily due to $831,600 of proceeds from common stock subscriptions and proceeds from sale of stock of $104,699, offset by an increase in proceed from convertible notes of $228,550.

Financial Position

Total Assets – As of September 30, 2024 the Company had $1,237,125 of total assets representing $4,575 in cash, $502,462 in inventory, $416,064 in prepaid expenses and other current assets, $138,707 in property and equipment, and $175,317 in operating lease right-of-use asset.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2024. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we are still in the process of remediating as of September 30, 2024, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for the description of these weaknesses.

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of 2024, we continued to implement the following remedial procedures:

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

Changes in Internal Control Over Financial Reporting

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, we have not sold any equity securities during the three months ended September 30, 2024 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

On July 22, 2024, we sold 2,250,000 shares of common stock to Dale Johnson III at a per share price of $0.02.

On July 26, 2024, we sold 5,500,000 shares of common stock to Dale Johnson III at a per share price of $0.02.

On July 26, 2024, we sold 1,250,000 shares of common stock to Michael Erbes at a per share price of $0.02.

We did not repurchase any shares of our common stock during the three months ended September 30, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

Date: November 19, 2024	ENERGY AND WATER DEVELOPMENT CORP.

/s/ Irma Velazquez
Name: Irma Velazquez
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Amedeo Montonati
Name: Amedeo Montonati
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

